Form 10-Q
period 1998-03-31
GRIFFIN INDUSTRIES INC
filed 1998-05-15
CIK 1049861

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998, or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
          __________________


                          Commission file number: 000-23689


                               GRIFFIN INDUSTRIES, INC.
                (Exact name of registrant as specified in its charter)


     MARYLAND                                        91-1869317
(State or other jurisdiction of)                  (I.R.S. Employer
Incorporation or Organization)                    Identification No.)

                   1111 THIRD AVENUE, 25TH FLOOR, SEATTLE, WA 98101
                (Address of principal executive offices with zip code)

Registrant's telephone number, including area code:              206-326-8090


                                         N/A
                 (Former name, former address and former fiscal year,
                            if changed since last report)


     Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes [X]    No [ ]

                                       10Q-1

                        APPLICABLE ONLY TO ISSUERS INVOLVED IN
                           BANKRUPTCY PROCEEDING DURING THE
                                 PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                   Yes [ ]  No [ ]

                         APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                              OUTSTANDING AT APRIL 30, 1998
Common stock - $.001 par value                         1,700,000

                              Exhibit Index on Page 10Q-12

                                        INDEX

PAGE
Cover Page
Index
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements................................  10Q-3
              Condensed Balance Sheets............................  10Q-3
              Condensed Statements of Operations..................  10Q-4
              Condensed Statements of Cash Flows..................  10Q-5
              Notes to Condensed Financial Statements.............  10Q-6

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......  10Q-8

PART II - OTHER INFORMATION....................................... 10Q-11

     Item 2 - Changes in Securities and Use of Proceeds........... 10Q-11
     Item 6 - Exhibits and Report on Form 8-K..................... 10Q-12

SIGNATURES........................................................ 10Q-12
EXHIBIT INDEX..................................................... 10Q-12

                                     10Q-2

                                        PART 1
                                FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              GRIFFIN INDUSTRIES, INC.
                              CONDENSED BALANCE SHEETS

                                                            March 31,         December 31,
                                                              1998               1997
                                                                $                  $
                                                           [unaudited]
------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents [NOTE 2]                          481,978              53,563
Prepaid expenses                                             47,500              15,000
------------------------------------------------------------------------------------------
Total assets                                                529,478              68,563
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable                                            155,370              91,323
Accrued expenses                                             33,765              10,000
------------------------------------------------------------------------------------------
Total current liabilities                                   189,135             101,323
------------------------------------------------------------------------------------------
Due to a company controlled by a director [NOTE 3]            9,755                  --
------------------------------------------------------------------------------------------
Total liabilities                                           198,890             101,323
------------------------------------------------------------------------------------------

Stockholders' equity (deficiency):
Convertible Preferred stock, $.001 par value,
  5,000,000 shares authorized,
  2,500,000 shares issued and outstanding                     2,500               2,500
Common stock, $.001 par value,
  50,000,000 shares authorized,
  1,700,000 shares issued and outstanding [NOTE 4]            1,700                 700
Common stock to be issued                                        --                 139
Additional paid-in capital                                  999,000             138,861
Accumulated deficit                                        (672,612)           (174,960)
------------------------------------------------------------------------------------------
Total stockholders' equity (deficiency)                     330,588             (32,760)
------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficiency)     529,478              68,563
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


[SEE ACCOMPANYING NOTES]

                                     10Q-3

                              GRIFFIN INDUSTRIES, INC.
                         CONDENSED STATEMENTS OF OPERATIONS

                                                                                    October 14, 1997
                                                            January 1, 1998 to   (date of incorporation)
                                                              March 31, 1998       to December 31, 1997
                                                                    $                       $
                                                               [unaudited]
--------------------------------------------------------------------------------------------------------
EXPENSES
Directors' fees [NOTE 3]                                            10,500                  --
Administrative services [NOTE 3]                                    60,150                  --
Office and miscellaneous                                            27,610               6,848
Professional fees [NOTE 3]                                         146,022              20,887
Travel                                                              69,821               5,902
--------------------------------------------------------------------------------------------------------
Total expenses                                                     314,103              33,637
--------------------------------------------------------------------------------------------------------
Loss before provision for income taxes                            (314,103)            (33,637)
Provision for income taxes                                              --               --
--------------------------------------------------------------------------------------------------------
Net loss for the period                                           (314,103)            (33,637)

Accumulated deficit, beginning of period                          (174,960)                 --
Share issue costs [NOTES 3 AND 4]                                 (183,549)           (141,323)
--------------------------------------------------------------------------------------------------------
Accumulated deficit, end of period                                (672,612)           (174,960)
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Basic loss per share [NOTE 5]                                        (0.26)              (0.05)
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

Shares used in computation of basic loss per share [NOTE 5]      1,200,000             700,000
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

[SEE ACCOMPANYING NOTES]

                                     10Q-4

                              GRIFFIN INDUSTRIES, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        October 14, 1997
                                                            January 1, 1998 to       (date of incorporation)
                                                              March 31, 1998           to December 31, 1997
                                                                    $                            $
                                                               [unaudited]
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                         (314,103)                    (33,637)
Changes in operating assets and liabilities:
  Prepaid expenses                                               (32,500)                    (15,000)
  Accrued expenses                                                23,765                      10,000
------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                           (322,838)                    (38,637)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from Common and Preferred Stock,
  net of issuance costs [NOTES 3 AND 4]                          677,451                         877
Change in accounts payable related to issue costs                 64,047                      91,323
Advances from a company controlled by a director [NOTE 3]          9,755                          --
------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                        751,253                      92,200
------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents during the period      428,415                      53,563
Cash and cash equivalents, beginning of period                    53,563                          --
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         481,978                      53,563
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------


[SEE ACCOMPANYING NOTES]

                                     10Q-5

                               GRIFFIN INDUSTRIES, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                                     (UNAUDITED)


1.   UNAUDITED INTERIM FINANCIAL STATEMENTS

The financial statements as of March 31, 1998 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's audited financial statements for the period ended December 31, 1997.

2.   CASH AND CASH EQUIVALENTS

The Company invests certain of its excess cash in money market instruments of high-quality mutual funds. The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market.

3.   RELATED PARTY TRANSACTIONS

During the period, the Company paid $10,500 to directors for services rendered $60,150 to a company controlled by a director for administrative services rendered, and $113,747 in legal fees and share issue costs to a law firm controlled by an officer. Effective March 20, 1998 that attorney was no longer an officer of the Company.

The amount due to a company controlled by a director is without interest or stated terms of repayment.

4.   SALES OF UNREGISTERED SECURITIES

The Company commenced a self underwritten direct public offering on November 6, 1997 for 1,000,000 shares of common stock at an offering price of $1.00 per share. The Company is relying on the exemption from the registration requirements of the Securities Act of 1933 pursuant to Regulation E thereunder.

Pursuant to this offering, the Company sold 1,000,000 shares of common stock between the period November 6, 1997 to March 6, 1998 (the offering termination date) for cash consideration of $675,128 net of share issue costs of $324,872, of which $141,323 were incurred during the period ending December 31, 1997 and the remaining $183,549 were incurred during the quarter ending March 31, 1998. For the period November 6, 1997 to December 31, 1997 subscriptions were received for 139,000 shares and $139,000 cash consideration. The remaining subscriptions for 861,000 shares and $861,000 cash consideration were received during the period January 1, 1998 to March 6, 1998. The full 1,000,000 shares were issued and allotted during the quarter ending March 31, 1998.

                                     10Q-6

5.   LOSS PER SHARE

SFAS No. 128, "Earnings per Share", has been issued and is effective for fiscal periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings(loss) per share. The Company adopted the provisions of SFAS No. 128 in the first quarter of 1998. Under the standards established by SFAS No. 128, earnings(net loss) per share is measured at two levels: basic earnings(loss) per share and diluted earnings(loss) per share. Basic earnings(loss) per share is computed by dividing net income(loss) by the weighted average number of common shares outstanding during the year. Diluted earnings(loss) per share is computed by dividing net income(loss) by the weighted average number of common shares outstanding after considering the additional dilution related to convertible stock. All loss per share amounts in the accompanying financial statements have been stated to reflect the application of the provisions of SFAS No. 128. The diluted loss per share is equivalent to the basic loss per share because the convertible stock is considered antidilutive.

                                     10Q-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations, estimates and projections about the Company and the industries in which it intends to invest, management's beliefs and certain assumptions made by management. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under "Overview" and "Liquidity and Capital Resources" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the "Risk Factors" section of the Company's final offering circular dated December 8, 1997. Particular attention should be paid to the cautionary statements involving the Company's lack of any operating history, the unpredictability of its future revenues, and the start-up nature of its business.

OVERVIEW

The Company is a non-diversified closed-end management investment company which has filed a notice of election to be regulated as a business development company ("BDC") under the Investment Company Act of 1940. The Company was organized to provide investors with a modest amount of capital the opportunity to participate in venture capital-type investments that are generally not available to the public and that typically require substantially larger financial commitments. The Company initially intends to focus its investments in the equipment distribution/rental industry, especially companies distributing and renting heavy construction and industrial machinery and equipment used in land excavating. The Company anticipates that it will purchase all or substantially all of the stock or assets of the companies in which it initially invests. These acquisitions will be financed through additional sales of Company securities and/or loans.

The Company was incorporated in October 1997. Its only activities to date have been to raise capital and to locate, research, negotiate with, audit, and otherwise prepare to invest in one or more companies in the heavy equipment distribution/rental industry. Accordingly, the Company has no history on which to base an evaluation of its business and prospects. The

                                     10Q-8

Company's prospects must be considered in light of the risks, expenses and difficulties of companies in the extremely competitive business of investing in other companies. To address these risks, the Company must, among other things, implement and successfully execute its business strategy, refine its ability to locate, research, and successfully negotiate with high quality potential investee businesses, manage its growth, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Since inception, the Company has incurred losses, as its activities have been limited to raising capital and locating, researching, negotiating with, and auditing potential investee businesses. The Company believes that its success will depend on its ability to close the acquisition of several businesses whose revenues will provide an attractive return on the Company's investment. Accordingly, the Company intends to continue to invest heavily in locating, researching, negotiating with, and auditing potential investees.
In addition, the Company believes that until it closes its first acquisition it will continue to incur operating losses, and that the rate at which such losses will be incurred may increase significantly from current levels.

As a result of the Company's lack of any operating history and the nature of its business, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are uncertain, as they are based largely on the requirements of its intended investment efforts, which are unknown.

The Company expects to experience significant fluctuations in its future quarterly operating results, due to a variety of factors, many of which are outside of the Company's control. Factors that may adversely affect the Company's quarterly operating results include (i) the timing of any potential acquisition, and the integration of the financial results of the investee into those of the Company; (ii) general economic conditions and economic conditions specific to the heavy equipment distribution and rental industry; and (iii) intense competition to invest in attractive businesses in the heavy equipment distribution and rental industry. Due to the foregoing factors, in one or more quarters the Company's operating results may fall below the expectations of investors.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company's cash and cash equivalents were $481,978, compared to $53,563 at December 31, 1997. On March 6, 1998, the Company completed an initial public offering of 1,000,000 shares of common stock at a price of $1.00 per share. The net proceeds to the Company from the offering were approximately $675,128. Prior to that date, the Company sold an aggregate of 700,000 common shares to Landon Barretto, Chairman and Chief Execution Officer of the Company and Greg Zeitler, Executive Vice President and Chief Operating Officer of the Company, and 2,500,000 preferred shares to

                                   10Q-9

Mr. Barretto at $.001 per share, for a total consideration of $3,200. The Company had no other source of cash during the period.

The amount due to a company controlled by a director represents costs incurred on behalf of the Company that are to be reimbursed to Barretto Pacific Corporation which is wholly owned by Mr. Barretto.

Net cash used in operating activities of $322,838 for the three months ended March 31, 1998, was primarily attributable to the expenses incurred in raising capital and searching for and investigating appropriate investee businesses during that quarter.

As of March 31, 1998, the Company's principal sources of liquidity consisted of $481,978 in cash and cash equivalents. As of that date, the Company had no material commitments. However, the Company anticipates significant capital expenditures to purchase one or more companies, all of which it intends to finance through additional sales of Company securities and/or loans.

The Company believes that current cash and cash equivalents will be sufficient to meet its anticipated cash needs to be incurred in continuing its investigations for, research into, and negotiation with potential investee businesses for at least 12 months. However, the Company does not have the funds necessary to complete any investment in, or purchase of, an investee business. All such funds will be obtained, if at all, through the completion of one or more additional offerings of the Company's securities or through obtaining credit. The sale of additional equity or convertible debt securities could result in additional dilution of the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

RESULTS OF OPERATIONS

NET LOSSES

The Company has not yet received any revenues from operations. During the quarter ended March 31, 1998, the Company incurred approximately $314,103 in fees for administrative services, directors fees, and in professional fees, office and miscellaneous expenses and travel expenses related to its efforts to identify, investigate and negotiate with potential investee businesses.

INCOME TAXES

The Company has not generated any net income to date and therefore has not paid any federal income taxes since inception.

FUTURE OPERATING RESULTS

                                   10Q-10

The Company's future operating results will be wholly dependent upon the success of the investment decisions that the Company will make. As such, no assurance or accurate estimation can be given regarding such operating results.


                                       PART II
                                  OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

The Company's offering circular under Regulation E under the Securities Act of 1933, as amended (the "Offering Circular"), became effective on November 6, 1997, and the offering commenced on that day. The offering terminated on March 6, 1998, after sale of all of the securities that were offered under the Offering Circular. The Company acted as its own underwriter and sold 1,000,000 shares of common stock, par value $0.001 per share, with an aggregate price of $1,000,000. The Company incurred a total of approximately $324,872 of expenses in connection with the issuance and distribution of those common shares, including finders' fees of approximately $77,100 paid to third parties, and approximately $247,772 paid to a law firm controlled by an officer for legal fees. Effective March 20, 1998, that attorney was no longer an officer of the Company. Offering proceeds, net of aggregate expenses of approximately $324,872, were $675,128. The Company has used approximately $481,978 of the net offering proceeds for the purchase of temporary investments consisting of cash and cash equivalents, and approximately $193,150 of the net offering proceeds for locating, researching, and auditing potential investee businesses. The Company has not used any of the net offering proceeds for construction of plant, building or facilities; purchase or installation of machinery and equipment; purchase of real estate; or repayment of indebtedness. None of the expenses paid in connection with the offering and distribution of the common stock in the offering, and none of the net offering proceeds, other than directors' fees of $10,500 paid during the quarter, administrative service fees of $60,150 paid during the quarter to a Company controlled by a director, and legal fees and share issue costs of $113,747 paid during the quarter to a law firm controlled by an officer were paid directly or indirectly to directors, officers, or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company.

The offering circular stated that the offering proceeds would be used to invest in emerging companies that are in the growth stage of development. The Company is now intending to invest in more mature businesses, in most cases that are already showing a substantial history of operating profits.

                                   10Q-11

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

     (a)  EXHIBITS [FROM ERNST & YOUNG]

          11   Statement Regarding Computation of Net Loss Per Share

          27   Financial data for the period ended March 31, 1998

     (b)  REPORTS ON FORM 8-K

          No reports of Form 8-K were filed during the quarter ended March 31, 1998.


                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GRIFFIN INDUSTRIES, INC.

                                   By:
                                       ---------------------------
                                        Landon Barretto
                                        Chief Executive Officer

Dated: May 15, 1998

                              EXHIBIT INDEX

                          GRIFFIN INDUSTRIES, INC.


EXHIBIT                       EXHIBIT TITLE
NUMBER

     11        Statement Regarding Computation of Net Loss Per Share

     27        Financial data for the period ended March 31, 1998

                                   10Q-12