Form 10-Q
period 1998-06-30
GRIFFIN INDUSTRIES INC
filed 1998-08-14
CIK 1049861

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                    FORM 10-Q

(Mark One)

   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998, or

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

          CLASS                           OUTSTANDING AT July 31, 1998
Common stock - $.001 par value                      1,700,000

                            Exhibit Index on Page 10Q-12

                                        INDEX

PAGE
Cover Page                                                           10Q-1
Index                                                                10Q-2
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements
            Condensed Balance Sheets                                 10Q-3
            Condensed Statements of Operations                       10Q-4
            Condensed Statements of Cash Flows                       10Q-5
            Notes to Condensed Financial Statements                  10Q-6

     Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations            10Q-8

PART II - OTHER INFORMATION

     Item 2 - Changes in Securities and Use of Proceeds              10Q-11
     Item 6 - Exhibits and Report of Form 8-K                        10Q-12

SIGNATURES                                                           10Q-12
EXHIBIT INDEX                                                        10Q-12


                                     10Q-2

                                        PART 1
                                FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS




                               GRIFFIN INDUSTRIES, INC.
                               CONDENSED BALANCE SHEETS

                                                                      June 30,       December 31,
                                                                        1998                 1997
                                                                          $                    $
                                                                     [unaudited]
-----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents [NOTE 2]                                     961,329             53,563
Prepaid expenses                                                        60,228             15,000
-----------------------------------------------------------------------------------------------------
Total assets                                                         1,021,557             68,563
-----------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable                                                        70,386             91,323
Accrued expenses                                                        13,887             10,000
-----------------------------------------------------------------------------------------------------
Total current liabilities                                               84,273            101,323
-----------------------------------------------------------------------------------------------------
Due to a company controlled by a director [NOTE 3]                         972                 --
-----------------------------------------------------------------------------------------------------
Total liabilities                                                       85,245            101,323
-----------------------------------------------------------------------------------------------------

Stockholders' equity (deficiency):
Convertible Preferred stock, $.001 par value,
  5,000,000 shares authorized,
  2,500,000 shares issued and outstanding                                2,500              2,500
Common stock, $.001 par value,
  50,000,000 shares authorized,
  1,985,267 shares issued and outstanding
    1,700,000 shares issued [NOTE 4]                                     1,700                700
    285,267 share certificates to be issued [NOTE 5]                       285                139
Additional paid-in capital [NOTES 4 AND 5]                           1,854,515            138,861
Accumulated deficit                                                   (922,688)          (174,960)
-----------------------------------------------------------------------------------------------------
Total stockholders' equity (deficiency)                                936,312            (32,760)
-----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficiency)              1,021,557             68,563
-----------------------------------------------------------------------------------------------------


[SEE ACCOMPANYING NOTES]

                                     10Q-3

                             GRIFFIN INDUSTRIES, INC.
                        CONDENSED STATEMENTS OF OPERATIONS

                                                           January 1, 1998 to     April 1, 1998 to
                                                               June 30, 1998         June 30, 1998
                                                                     $                       $
                                                                [unaudited]             [unaudited]
------------------------------------------------------------------------------------------------------
EXPENSES
Directors' fees [NOTE 3]                                              10,500                    --
Administrative services [NOTE 3]                                     148,150                88,000
Office and miscellaneous                                              57,927                30,317
Professional fees [NOTE 3]                                           232,377                86,355
Travel                                                               108,625                38,804
------------------------------------------------------------------------------------------------------
Total expenses                                                       557,579               243,476
------------------------------------------------------------------------------------------------------
Loss before provision for income taxes                              (557,579)             (243,476)
Provision for income taxes                                                --                    --
------------------------------------------------------------------------------------------------------
Net loss for the period [NOTE 7]                                    (557,579)             (243,476)

Accumulated deficit, beginning of period                            (174,960)             (672,612)
Share issue costs [NOTES 3 AND 4]                                   (190,149)               (6,600)
------------------------------------------------------------------------------------------------------
Accumulated deficit, end of period                                  (922,688)             (922,688)
------------------------------------------------------------------------------------------------------

Basic loss per share [NOTE 6]                                          (0.40)                (0.14)
------------------------------------------------------------------------------------------------------

Shares used in computation of basic loss per share [NOTE 6]        1,376,828             1,700,000
-----------------------------------------------------------------------------------------------------


[SEE ACCOMPANYING NOTES]

                                     10Q-4

                                  GRIFFIN INDUSTRIES, INC.
                              CONDENSED STATEMENT OF CASH FLOWS



                                                                January 1, 1998 to
                                                                     June 30, 1998
                                                                          $
                                                                     [unaudited]
--------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss for the period                                                   (557,579)
Changes in operating assets and liabilities:
     Prepaid expenses                                                      (45,228)
     Accounts payable                                                       15,416
     Accrued expenses                                                        3,887
--------------------------------------------------------------------------------------
Net cash used in operating activities                                     (583,504)
--------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from Common and Preferred Stock,
  net of issuance costs [NOTES 4 AND 5]                                  1,526,651
Change in accounts payable related to issue costs                          (36,353)
Advances from a company controlled by a director [NOTE 3]                      972
--------------------------------------------------------------------------------------
Net cash provided by financing activities                                1,491,270
--------------------------------------------------------------------------------------

Net increase in cash and cash equivalents during the period                907,766
Cash and cash equivalents, beginning of period                              53,563
--------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                   961,329
--------------------------------------------------------------------------------------

[SEE ACCOMPANYING NOTES]

                                     10Q-5

                              GRIFFIN INDUSTRIES, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                                     (UNAUDITED)



1.      UNAUDITED INTERIM FINANCIAL STATEMENTS

The financial statements as of June 30, 1998 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's audited financial statements for the period ended December 31, 1997.

As the Company was incorporated in October, 1997, there are no comparative amounts shown for the Condensed Statements of Operations and Cash Flows.

2.      CASH AND CASH EQUIVALENTS

The Company invests certain of its excess cash in money market instruments of high-quality mutual funds. The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates market.

3.      RELATED PARTY TRANSACTIONS

During the period, the Company paid $10,500 to directors for services rendered, $148,150 to a company controlled by a director for administrative services rendered, and $113,747 in legal fees and share issue costs to a law firm controlled by a former officer. Effective March 20, 1998, the principal of that law firm ceased to be an officer of the Company.

The amount due to a company controlled by a director is without interest or stated terms of repayment.

4.      SALES OF UNREGISTERED SECURITIES

The Company commenced a self underwritten non-public offering to accredited investors on November 6, 1997 for 1,000,000 shares of common stock at an offering price of $1.00 per share. The Company relied on the exemption from registration requirements of the Securities Act of 1933 provided by Regulation E thereunder.

Pursuant to this offering, the Company issued 1,000,000 shares of common stock between the period November 6, 1997 to March 6, 1998 (the offering termination date) for cash consideration of $675,128 net of share issue costs of $324,872, of which $141,323 were incurred during the period ending December 31, 1997 and the remaining $183,549 were incurred during the quarter ending March 31, 1998. For the period November 6, 1997 to December 31, 1997 subscriptions were received for 139,000 shares and $139,000 cash consideration. The remaining subscriptions for 861,000 shares and $861,000 cash consideration were received during the period January 1, 1998 to March 6, 1998. The full 1,000,000 shares were issued and allotted during the quarter ending March 31, 1998.

                                     10Q-6

                              GRIFFIN INDUSTRIES, INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS

                                     (UNAUDITED)


5.      SHARE CERTIFICATES TO BE ISSUED

The Company commenced a self underwritten non-public offering to accredited investors on April 24, 1998 for 850,000 shares of common stock at an offering price of $3.00 per share. The Company is relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation D thereunder.

Pursuant to this offering, subscriptions in the amount of $855,800 for 285,267 common shares have been received and accepted to June 30, 1998. The share certificates are still to be issued and the Company has incurred $6,600 in share issue costs associated with this offering for the period ended June 30, 1998.

6.      LOSS PER SHARE

SFAS No. 128, "Earnings per Share", has been issued and is effective for fiscal periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings(loss) per share. The Company adopted the provisions of SFAS No. 128 in the first quarter of 1998. Under the standards established by SFAS No. 128, earnings(loss) per share is measured at two levels: basic earnings(loss) per share and diluted earnings(loss) per share. Basic earnings(loss) per share is computed by dividing net income(loss) by the weighted average number of common shares outstanding during the year. Diluted earnings(loss) per share is computed by dividing net income(loss) by the weighted average number of common shares outstanding after considering the additional dilution related to convertible stock. All loss per share amounts in the accompanying financial statements have been stated to reflect the application of the provisions of SFAS No. 128. The diluted loss per share is equivalent to the basic loss per share because the convertible stock is considered antidilutive.

The basic loss per share for the six months ended June 30, 1998 and the three months ended June 30, 1998 are based on the following:

                                                        January 1, 1998 to      April 1, 1998 to
                                                           June 30, 1998         June 30, 1998
                                                       --------------------------------------------
Net loss for the period                                $        (557,579)       $      (243,476)

Weighted average number of common shares used in
computation                                                    1,376,828              1,700,000
                                                       --------------------------------------------
Basic loss per share                                   $           (0.40)       $         (0.14)
                                                       --------------------------------------------
                                                       --------------------------------------------

7.      COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the Company's net loss or stockholders' equity.

The comprehensive income for the three and six month periods ended June 30, 1998, is equivalent to the net loss for those periods.

                                     10Q-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current expectations, estimates and projections about the Company and the companies and industries in which it intends to invest, management's beliefs and certain assumptions made by management. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth under "Overview", "Liquidity and Capital Resources", and "Future Operating Results" included in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the "Risk Factors" section of the Company's final offering circular dated December 8, 1997, as filed with the SEC. Particular attention should be paid to the cautionary statements involving the Company's lack of any operating history, the unpredictability of its future revenues, and the start-up nature of its business.

OVERVIEW

The Company is a non-diversified closed-end management investment company which has filed a notice of election to be regulated as a business development company ("BDC") under the Investment Company Act of 1940. The Company was organized to provide investors with a modest amount of capital the opportunity to participate in venture capital-type investments that are generally not available to the public and that typically require substantially larger financial commitments. The Company has scheduled a meeting of its shareholders on September 11, 1998, at which its shareholders will be asked to approve the termination of the Company's BDC status. The Company currently intends to focus its investments in the equipment distribution/rental industry, especially companies distributing and renting heavy construction and industrial machinery and equipment used in land excavating. The Company anticipates that it will purchase all or substantially all of the stock or assets of these companies. These acquisitions will be financed through additional sales of Company securities and/or loans. Recently, the Company has begun negotiations to acquire up to five companies in the equipment distribution/rental business. There can be no assurance that the Company will acquire any one or more of these companies.

The Company was incorporated in October, 1997. Its only activities to date have been to raise capital and to locate, research, negotiate with, audit, and otherwise prepare to invest in one or more companies in the heavy equipment distribution/rental industry. Accordingly, the Company has no history on which to base an evaluation of its business and prospects. The Company's prospects must be considered in light of the risks, expenses and difficulties of companies in the extremely competitive business of investing in other companies. To address


                                     10Q-8
these risks, the Company must, among other things, implement and successfully execute its business strategy, refine its ability to locate, research, and successfully negotiate with high quality potential investee businesses, manage its growth, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

The Company expects to experience significant fluctuations in its future quarterly operating results, due to a variety of factors, many of which are outside of the Company's control. Factors that may adversely affect the Company's quarterly operating results include (i) the timing of any potential acquisition, and the integration of the financial results of the investee into those of the Company; (ii) general economic conditions and economic conditions specific to the heavy equipment distribution and rental industry; and (iii) intense competition to invest in attractive businesses in the heavy equipment distribution and rental industry. Due to the foregoing and other factors, in one or more quarters the Company's operating results may fall below the expectations of investors.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company's cash and cash equivalents were $961,329, compared to $481,978 at March 31, 1998. On March 6, 1998, the Company completed an initial public offering of 1,000,000 shares of common stock at a price of $1.00 per share. The net proceeds to the Company from the offering were approximately $675,128. Prior to that date, the Company sold an aggregate of 700,000 common shares to Landon Barretto, Chairman and Chief Execution Officer of the Company and Greg Zeitler, Executive Vice President and Chief Operating Officer of the Company, and 2,500,000 preferred shares to Mr. Barretto at $.001 per share, for a total consideration of $3,200.


                                     10Q-9

Pursuant to a private placement memorandum dated March 24, 1998 (the "PPM") since April 24, 1998, the Company has been offering to accredited investors an aggregate of 850,000 common shares at $3.00 per share, for an aggregate offering price of $2,550,000. As of June 30, 1998, the Company had received and accepted subscriptions for 285,267 common shares pursuant to this offering, for a total consideration of $855,800. As of June 30, 1998, the Company incurred a total of approximately $6,600 in expenses in connection with the issuance and distribution of those common shares, comprised entirely of finders' fees. As a result, as of June 30, 1998, the proceeds of that offering, net of aggregate expenses, were $849,200.

Net cash used in operating activities of $583,504 for the six months ended June 30, 1998, was primarily attributable to the expenses incurred in raising capital and searching for and investigating appropriate investee businesses during that period.

As of June 30, 1998, the Company's principal sources of liquidity consisted of $961,329 in cash and cash equivalents. As of that date, the Company had no material commitments. However, the Company anticipates significant capital expenditures to purchase one or more companies, all of which it intends to finance through additional sales of Company securities and/or loans.

The Company believes that current cash, cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs to be incurred in continuing its investigations for, research into, and negotiation with potential investee businesses for at least 12 months. However, the Company does not have the funds necessary to complete any investment in, or purchase of, an investee business. All such funds will be obtained, if at all, through the completion of one or more additional offerings of the Company's securities and/or through obtaining credit. The sale of additional equity or convertible debt securities could result in additional dilution of the Company's stockholders. There can be no assurance that financing or loans will be available in amounts or on terms acceptable to the Company, if at all.

RESULTS OF OPERATIONS

NET LOSSES

The Company has not yet received any revenues from operations. During the quarter ended June 30, 1998, and for the six months ended June 30, 1998, the Company spent $243,476 and $557,579, respectively, on management services, directors fees, professional fees, office and miscellaneous expenses and travel expenses related to its efforts to identify, investigate and negotiate with potential investee businesses.

INCOME TAXES

The Company has not generated any net income to date and therefore has not paid any federal income taxes since inception.

FUTURE OPERATING RESULTS

The Company's future operating results will be wholly dependent upon the success of the investment decisions that the Company will make. As such, no assurance or accurate estimation can be given regarding such operating results.

Many installed computer systems and software products are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20" dates. As a result, in less that two years, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. The Company is currently reviewing its internal management information systems in order to identify and modify those products, services and systems that are not year 2000 compliant. The Company expects such modifications will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. There can be no assurance, however, that the Company will be able to modify timely and successfully such systems to comply with year 2000 requirements, which could have a material adverse effect on the Company's operating results. In addition, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and by the companies that the Company may acquire do not have business systems that comply with the year 2000 requirements. In the event any such third parties cannot timely provide the Company with products, services or systems that meet the year 2000 requirements, the Company's operating results could be materially adversely affected. Furthermore, there can be no assurance that these or other factors relating to the year 2000 compliance issues, including litigation, will not have a material adverse effect on the Company's business, operating results or financial condition.

While the Company cannot predict what effect these various factors may have on its financial results, the aggregate effect of these and other factors could result in significant volatility in the Company's future performance and stock price.

                                     10Q-10

                                     PART II
                                OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

USE OF PROCEEDS

The Company's offering circular under Regulation E under the Securities Act of 1933, as amended, for its initial offering (the "Offering Circular"), became effective on November 6, 1997, and the initial offering commenced on that day. The offering terminated on March 6, 1998, after sale of all of the securities that were offered under the Offering Circular. The Company acted as its own underwriter and sold 1,000,000 shares of common stock, par value $0.001 per share, with an aggregate price of $1,000,000. The Company incurred a total of approximately $324,872 of expenses in connection with the issuance and distribution of those common shares, including finders' fees of approximately $77,100 paid to third parties, and approximately $247,772 for legal fees paid to a law firm controlled by an officer. Effective March 20, 1998, the principal of that law firm was no longer an officer of the Company. Offering proceeds, net of aggregate expenses of approximately $324,872, were $675,128.

Pursuant to a private placement memorandum dated March 24, 1998 (the "PPM") since April 24, 1998, the Company has been offering to accredited investors an aggregate of 850,000 common shares at $3.00 per share, for an aggregate offering price of $2,550,000. As of June 30, 1998, the Company had received and accepted subscriptions for 285,267 common shares pursuant to this offering, for a total consideration of $855,800. As of June 30, 1998, the Company incurred a total of approximately $6,600 in expenses in connection with the issuance and distribution of those common shares, comprised entirely of finders' fees. As a result, as of June 30, 1998, the proceeds of that offering, net of aggregate expenses, were $849,200.

The Company has used $961,329 of the net offering proceeds of these offerings for the purchase of temporary investments consisting of cash and cash equivalents, and $562,999 of the net offering proceeds of these offerings for locating, researching, and auditing potential investee businesses. The Company has not used any of the net offering proceeds for construction of plant, building or facilities; purchase or installation of machinery and equipment; purchase of real estate; or repayment of indebtedness. None of the expenses paid in connection with the offering and distribution of the common stock in the offerings and, none of the net offering proceeds, except for directors' fees of $10,500 paid during the quarter ended March 31, 1998, administrative service fees of $148,150 paid during the six months ended June 30, 1998 to a Company controlled by a director, and legal fees and shares issue costs of $113,747 paid during the quarter ended March 31, 1998, to a law firm controlled by a former officer, were paid directly or indirectly to directors, officers, or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company.

The Offering Circular stated that the offering proceeds would be used to invest in emerging companies that are in the growth stage of development. The Company is now intending to


                                     10Q-11
invest in more mature businesses, in most cases that are already showing a substantial history of operating profits.

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

     (a)  EXHIBITS

          27   Financial data for the period ended June 30, 1998

     (b)  REPORTS ON FORM 8-K

          No reports of Form 8-K were filed during the quarter ended June 30, 1998.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GRIFFIN INDUSTRIES, INC.

                                   By:
                                       --------------------------------
                                        Landon Barretto
                                        Chief Executive Officer and
                                        Chief Financial Officer

Dated: August 14, 1998

                                EXHIBIT INDEX

                           GRIFFIN INDUSTRIES, INC.

EXHIBIT                       EXHIBIT TITLE
NUMBER

     27        Financial data for the period ended June 30, 1998





                                     10Q-12