Form 10-Q/A
period 1998-06-30
GRIFFIN INDUSTRIES INC
filed 1998-08-26
CIK 1049861

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

4.      SALES OF UNREGISTERED SECURITIES

The Company commenced a self underwritten public offering on November 6, 1997 for 1,000,000 shares of common stock at an offering price of $1.00 per share. The Company relied on the exemption from registration requirements of the Securities Act of 1933 provided by Regulation E thereunder.

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