Form 10KSB
period 2000-12-31
GRIFFIN INDUSTRIES INC
filed 2001-04-16
CIK 1049861

GRIFFIN INDUSTRIES, INC


                         Filing Type: 10KSB 12G
                         Description: Annual Report
                         Filing Date: April 16, 2001
                          Period End: December 31, 2000

                         Primary Exchange: N/A
                                   Ticker: N/A























































          INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include statements regarding (i) our business plan, (ii) risks, (iii) the need for, and availability of, additional financing. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business plan which involves judgments with respect to, among other things, future economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward- looking information included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives or plans of the Company will be achieved.







































                                      PART I
                                     BUSINESS


ITEM 1. DESCRIPTION OF BUSINESS


     Griffin Industries, Inc. was incorporated in Maryland on October 14, 1997,to be a venture capital vehicle for investors. As such, we were qualified as a business development company under the Investment Company Act of 1940 and voluntarily submitted to the Securities and Exchange Commission's public reporting requirements. As a business development company, we were eligible to make investments in qualifying companies and would have earned our returns, if any, upon the sale of those investments.

     We originally considered making investments in the staffing, technology, and heavy equipment rental and distribution industries. We contacted business brokers and investment bankers to assist us in identifying investment opportunities in those sectors. We reviewed a number of business plans and eventually decided to focus on the heavy equipment industry.

     After identifying, contacting and investigating many heavy equipment companies, we determined that it would be more profitable to purchase entire companies or businesses. As a result, we terminated our status as a business development company and our regulation under the Investment Company Act of 1940 and we began efforts to simultaneously acquire several companies in the heavy equipment industry. By Summer, 1998, we had completed valuations and financial due diligence on five target companies, and signed letters of intent or similar arrangements with each of them. We also completed due diligence and acquisition documentation with one of the five. Our plan was to acquire that first company with private equity capital and then to acquire the remaining four companies separately or as a group shortly thereafter.

     During this time we were contacted by a major underwriter who, after meeting with our management, proposed that we conduct an initial public offering instead of raising private equity capital. The underwriter suggested a roll-up IPO in which the funds to acquire all five companies would be raised.We decided to pursue this approach and engaged another underwriter to act as co-manager of our IPO. We spent the rest of July and August, 1998 meeting with the five sellers and the investment bankers, to prepare for the offering. At a final "all hands" meeting in anticipation of beginning our IPO process, the analyst of the lead underwriter noted that due to worldwide economic conditions, stock prices were falling. He said that his firm had decided to delay its IPO business for the remainder of the year and asked us to wait forconditions to improve. At the underwriter's suggestion, we spent the remainder of 1998 identifying additional heavy equipment companies to be acquired with the public offering proceeds.







      To prepare for the IPO and on the advice of our investment bankers, in November 1998, we terminated our status as an SEC reporting company and prepared to reincorporate in Delaware. In January, 1999, our underwriters told us that public market conditions in the heavy equipment industry were still not appropriate for a public offering. As a result, we again decided to pursue private capital to complete our heavy equipment industry consolidation. After an extended series of negotiations, we received a letter of intent from a private hedge fund for a $5 million equity investment. Simultaneously, we substantially completed due diligence and purchase documentation to acquire our first heavy equipment dealer and we obtained a valuation on a candidate for our second private acquisition. However, heavy equipment sector valuations in the public markets continued to be depressed. We therefore discontinued our efforts in that sector and sought a different sector where greater shareholder returns would be available.

      After conducting extensive research, our board decided to pursue our consolidation plan in the Internet services sector. In January, 2000 we executed a nonbinding letter of intent to acquire our first Internet services company. However, we did not complete the acquisition because we were unable to raise the necessary funds during an early 2000 market downturn in the Internet sector.

      Since that time, we have not actively conducted significant operations.


                                  RISK FACTORS

      Ownership of our shares entails significant risks, including those listed below:

RISKS REGARDING GRIFFIN

      WE HAVE ALMOST NO CASH.

      We have almost no cash and have ceased active operations. To resume active operations, we will need to raise additional cash, most likely by selling more shares. We will need capital to pay for the costs of identifying, researching, negotiating with, and performing due diligence on potential acquisition targets.We will also need to raise significant additional funds and/or issue significant amounts of our securities, to finance each of our acquisitions. All of these capital requirements are likely to dilute the ownership of our current shareholders. We may not be able to raise the cash we need.

      WE HAVE NEVER MADE AN ACQUISITION AND HAVE INCURRED SUBSTANTIAL LOSSES.

      We have been in existence for approximately three years. In that time we have never acquired a company or had any revenues. Through
December 31, 2000, we have lost a total of $463,012. We may never recover our losses. Our activities have been limited to forming and organizing the Company, raising capital, researching, identifying, conducting due diligence on, and negotiating with, potential acquisition targets, preparing for our initial public offering and related matters. We will not have any revenues until some time after we acquire a profitable operating company. We may never be profitable.

      WE DEPEND ON LANDON BARRETTO.

      Landon Barretto, our Chairman and CEO, is our only director and our only employee. Acting with the guidance of our advisory board Mr. Barretto has sole responsibility to identify, negotiate with and close the acquisition of acquisition targets, raise the necessary funds, and locate, hire and integrate a qualified operating management team. Mr. Barretto has not signed an employment agreement or a noncompetition agreement and is not required to remain associated with us or devote his full time to our affairs. Mr. Barretto does not have experience managing companies in the Internet services industry. Therefore, upon acquiring one or more companies, we will need to add one or more senior executives with that experience. We may not be able to locate or hire experienced senior executives on acceptable terms.

      REINCORPORATION IN DELAWARE COULD DISCOURAGE A TAKEOVER.

      Our stockholders and board of directors have approved reincorporation from Maryland to Delaware. We do not plan to implement this reincorporation until some time after our first acquisition. Some provisions of Delaware law and of our Delaware certificate of incorporation and bylaws could discourage a takeover of Griffin and adversely affect the price of our stock. They include the following:

        * Upon reincorporation in Delaware, our board of directors will have the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our common stockholders. The rights of our common stockholders may be adversely affected by the rights of the holders of any preferred stock that we may issue in the future. Issuing preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

        * Upon reincorporation in Delaware, we will be governed by provisions of Delaware law that could delay, deter or prevent a change in control of Griffin. In the future, these may include Section 203 of the Delaware General Corporation Law, which would prohibit us from engaging in any business combination with any interested stockholder for three years from the date the person became an interested stockholder unless stated conditions are met.











RISKS REGARDING OUR BUSINESS PLAN

      OUR SHAREHOLDERS WILL SUFFER SEVERE DILUTION.

      We have almost no assets. Therefore, we intend to complete our first acquisition by paying for the target company with newly issued shares of Griffin common stock. This transaction could be structured in many forms, including issuing our shares to the owners of the target company, or entering into a merger with the target. No matter what the form of the transaction, the result will be that our current shareholders will be severely diluted, and will end up with only a small percentage of the combined companies.

      WE MAY NOT ACQUIRE ANY COMPANIES.

      Our business plan is to buy and consolidate several companies that provide services over the Internet. Completing this plan will depend on our ability to identify companies that meet our acquisition criteria, successfully negotiate mutually satisfactory transactions under which we will acquire those companies, and raise the funds necessary to acquire those companies. We will compete with other companies with similar acquisition strategies, almost all of which will be larger than we are and have greater financial and other resources than we have.

      ACQUISITIONS AND CONSOLIDATIONS MAY NOT BE SUCCESSFUL.

      Acquisitions and consolidations may not work out as we expect. They involve many risks and uncertainties that could cause us to lose money, including:

        * difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired companies
        * possible acquisition of companies operating at a loss and/or having substantial contingent or undisclosed liabilities
        * large one-time write-offs and amortization expenses related to goodwill and other intangible assets
        * impairing relationships with employees, affiliates, strategic partners and clients
        * failing to maintain uniform standards, controls, procedures and policies
        * entering markets in which we have little or no direct prior experience
        * losing key employees of the acquired company

      We may not be successful in overcoming these risks or other problems we may encounter in connection with our intended acquisitions and consolidations.

      WE DO NOT HAVE THE MANAGEMENT OR OTHER RESOURCES WE WILL NEED.

      Our success as a consolidated Internet services company will depend in large part on our ability to integrate the operations and management of the companies we acquire, and to grow the businesses. This will require management skill and experience that we do not have. We will also need substantial operating, financial and other resources to integrate these businesses. For example, we may need to install and standardize operational and control systems, deploy equipment and telecommunications facilities, implement new marketing efforts, employ qualified personnel to provide technical and marketing support and expand our acquired companies' managerial, operational, technical and financial resources. Failure to integrate our acquired companies successfully may result in significant operating inefficiencies, which would hurt our operating results.

      We plan to grow rapidly. This rapid growth will require substantial resources, which we do not have. We may not be able to acquire the resources we need. To grow effectively, we will need to implement management information systems, develop operating, administrative, financial and accounting systems and controls, coordinate among accounting, finance, marketing and operations and hire and train personnel. We will also have to hire a complete, new management and operations team.

      OUR ACQUIRED COMPANIES WILL FACE SIGNIFICANT COMPETITION.

      The Internet services markets are intensely competitive and in most cases there are few substantial barriers to entry. Our acquired companies will face intense competition from both existing competitors and new market entrants, most of whom will have substantially greater financial, personnel, technical and marketing resources, larger customer bases, more facilities, longer operating histories, greater name recognition and more established relationships in the industry than we may possess.

      OUR INTENDED MARKETS ARE NEW AND HIGHLY VOLATILE.

      The Internet services markets have only recently begun to develop. They are evolving rapidly and there are many companies entering into these markets. These markets may not prove to be viable over a long period or, if they become viable, they may grow and contract many times. Our success depends, in part, on the willingness of businesses to outsource these functions and our ability to market our services in a cost-effective manner to a sufficiently large number of customers. If these markets fail to develop, or develop more slowly than expected, or contract more than expected,we may fail.

      WE MAY BE LIABLE FOR INFORMATION DISSEMINATED OVER OUR NETWORK.

      We may face liability for information carried on or disseminated through our network. The law relating to the liability of online services companies and Internet access providers for information carried on or disseminated through their networks is unsettled. The Child Online
Protection Act of 1998 imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring material that is harmful to minors, without restricting access to this type of material by underage persons. In addition, other state and federal statutes continue to prohibit distribution of "obscene" materials and child pornography. Many states have adopted or are considering similar types of legislation.

      If Internet network providers can be held liable for information carried on or disseminated through these systems, they could be required to spend substantial resources, or to discontinue some service or product offerings. Further, the costs of defending against any claims and the potential adverse outcomes of these claims could have a material adverse effect on our intended business. While we plan to carry professional liability insurance, it may not be available at acceptable prices or adequate to compensate our losses or may not cover us if we become liable for information carried on or disseminated through our networks. Some Internet service providers and other online services companies could deny network access to us if we allow undesired content or spamming to be transmitted through our networks. This practice could have a material adverse effect on our intended business.

      Some courts have held that Internet services providers and on-line service providers may be liable for damages for copying, distributing or displaying copyrighted materials, although the recently enacted Digital Millennium Copyright Act establishes "safe harbor" procedures that enable Internet service providers to avoid monetary liability for copyright infringement.

TECHNOLOGY RISKS

     WE MAY NOT HAVE THE BEST TECHNOLOGY.

     The Internet services industry is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product introductions. Our success will depend, in part, on our ability to use new technologies quickly and effectively, to develop our technical expertise, to enhance our acquired companies'existing services and to develop new services to meet changing customer needs on a timely and cost-effective basis.

     Our ability to compete successfully will also depend upon the continued compatibility of our services with other companies' products and architectures. Industry standards may not be established or, if they become established, we maynot be able to conform to them in a timely fashion.

     WE WILL DEPEND ON TELECOMMUNICATIONS CARRIERS AND OTHER SUPPLIERS.

     We will rely on local and long-distance telecommunications companies to provide data communications capacity. These providers may experience service disruptions or may have limited capacity, which could disrupt the services we intend to provide. We may not be able to replace or supplement these services on a timely basis or at all. In addition, because we will rely on third-party telecommunications services providers for our backbone connection to the Internet, we face the following limitations on our ability to serve and grow our customer base:

     * We will not control decisions regarding availability of service at any particular time.
     * We may not be able to deploy new technologies when we want to because our telecommunications providers may not be able to support that technology on their backbones.






     We will also depend on third-party suppliers of hardware components. As we and other on-line service providers grow, our suppliers may face a significant demand for their products, and some of these suppliers are likely to have limited resources and production capacity. If our suppliers fail to meet increasing demand, they may be unable to supply components and products in the quantities, at the quality levels and at the times we require, or at all. In addition, prices for these components and products may increase significantly. If a failure of our suppliers occurs and we are unable to develop alternative sources of supply, we will experience delays and increased costs in maintaining and expanding our business, and possible loss of customers.

     OUR NETWORK COULD BE DAMAGED OR FAIL.

     Our network infrastructure could be damaged by human error, physical or electronic security breaches, power loss or other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. A natural disaster or other unanticipated problem could cause service interruptions for our customers. In addition, if our telecommunications providers fail to provide the data communications capacity we require as a result of a natural disaster, operational disruption or for any other reason, our customers could experience service disruptions.

     We do not plan to maintain redundant or back-up facilities. Any accident, incident or system failure that causes interruptions in our operations could havea material adverse effect on our business, financial condition and results of operations.

     OUR SECURITY MEASURES MAY FAIL.

     The inappropriate use of the Internet is increasing. It includes attempting to gain unauthorized access to information or systems, commonly known as "cracking" or "hacking." These problems could lead to interruptions, delays or cessation in service to our customers. Inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in our computer systems or in our customers' computer systems, which could cause losses to our customers or us or deter some persons from subscribing to our services.

     Fixing problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or stops in service to our customers, which could have a material adverse effect on our business, financial condition and results of operations. Any network malfunction or security breach could cause our customers' commercial transactions to be delayed, not completed at all, or completed with compromised security. In that case, customers or others might assert claims of liability against us.
Further, security concerns may inhibit the growth of the Internet service industry and of our intended business.









     WE WILL DEPEND ON A GROWING DEMAND FOR INTERNET SERVICES.

     Our intended business will rely on demand for Internet services continuing to grow. Demand and market acceptance for many Internet products and services is still uncertain. In addition, critical issues concerning the commercial use of the Internet remain unresolved and may impact the continued growth of the Internet services markets.

     In particular, many published reports have indicated that a perceived lack of security of credit card numbers and other commercial data has significantly impeded commercial use of the Internet. Encryption or other technologies may not be developed that satisfactorily address these security concerns.
Published reports have also indicated that capacity constraints that cause delays, transmission errors and other difficulties, unless resolved,may impede further development of the Internet.

REGULATORY AND LEGAL UNCERTAINTIES MAKE OUR FUTURE UNCERTAIN.

     Laws and regulations directly applicable to communications and commerce over the Internet are becoming more prevalent. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business. The United States Congress has considered Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online.

     Changes in the regulatory environment relating to the Internet connectivity market also could affect the prices at which we may sell our services. For example, the FCC has determined that Internet service providers should not be required to pay interstate access charges to local telephone companies for each minute that dial-up users spend connected to Internet service providers through telephone company switches. However, this decision may be reconsidered if the FCC finds these calls to be "interstate." The FCC has also stated that it would be inclined to hold the provision of "phone-to-phone" Internet protocol telephone service to be a telecommunications service. If so, additional charges would apply. This would increase our costs of serving dial-up customers and could have a material adverse effect on our intended business.

     Moreover, the FCC may reconsider its past ruling that Internet access service is not "telecommunications" and that Internet service providers are not required to pay a percentage of their gross revenues as a "universal service contribution." The FCC has not determined conclusively whether or not Internet backbone service is a form of "telecommunications" that is a part of the universal service contribution requirement. If the FCC were to require universal service contributions from providers of Internet access or Internet backbone services, the costs of some of our intended business could increase substantially.

COMPETITION TO ACQUIRE COMPANIES

     Our business plan is to acquire, grow and consolidate several companies that provide services over the Internet. We will compete with many other companies with similar acquisition strategies, almost all of which will be larger than we are and have greater financial and other resources than we have. To complete this plan we will need to successfully identify, negotiate with, and reach agreements to acquire companies that meet our acquisition criteria. We must also be able to raise the funds necessary to finance those acquisitions. To raise that capital, we will need to issue a significant number of new shares of capital stock, perhaps including common stock and preferred stock. To complete our first acquisition, we are likely be required to issue a very large number of new shares. Therefore, it is highly likely that after our first acquisition our current investors' shareholdings will represent only a small minority interest in Griffin. Additional acquisitions may also result in further dilution of our current shareholders' positions.

COMPETITION IN THE INTERNET SERVICES INDUSTRY

     The Internet services industry is intensely competitive and there are few substantial barriers to entry. The companies we acquire will face intense competition from both existing competitors and new market entrants, most of whom will have substantially greater financial, technical and marketing resources, larger customer bases, more facilities, longer operating histories, greater name recognition and more established relationships in the industry than our companies may possess. The principal competitive factors in our intended markets include:

     * Internet system engineering expertise
     * quality of customer service and support
     * network capability, reliability, security, quality of service, scalability, capacity and adaptability to new technologies
     * the variety of services offered
     * access to network resources, including circuits, equipment and interconnection capacity to other networks
     * number and geographic presence of sales and technical support personnel
     * price
     * the ability to maintain and expand distribution channels
     * brand name
     * the timing of introductions of new services
     * relationship with partners and vendors
     * financial resources









     Our potential competitors include:

     * national, regional and local Internet service providers
     * national and regional application service providers
     * national and regional Web hosts
     * national and regional data centers
     * cable companies
     * information technology outsourcing firms
     * companies that provide connections to consumers' homes, including local and long-distance telephone companies, electric utility companies and wireless communications companies

     Virtually all of our acquired companies' competitors will have substantially greater resources, more customers, more facilities, longer operating histories, greater name recognition and more established industry relationships. As a result, these competitors are likely to be able to develop and expand their network infrastructures and service offerings more quickly, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies. Some of our acquired companies' competitors may be able to provide customers with additional benefits in connection with their Internet system and network management solutions, including reduced communications costs, which could reduce the overall costs of their services relative to ours. Our acquired companies may not be able to offset the effects of their competitors' price reductions.

     Finally, we believe our intended markets are likely to encounter substantial consolidation in the near future. This could result in increased price and other forms of competition.


ITEM 2.  PROPERTIES

     The Issuer's principal office is located at 1111 Third Avenue Tower, 25th Fl., Seattle, WA. 98101. We own no material properties or facilities.


ITEM 3. LEGAL PROCEEDINGS

     The Issuer is not a party to any pending or threatened legal proceedings.




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31,2000.











                               PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for our common stock. We intend to seek one or more market makers who will provide quotations for our common stock on the OTC Bulletin Board.

     As of December 31, 2000, we had approximately 149 common shareholders of record and 2,869,633 common shares outstanding. Of those shares, on December 31, 2000:
     * 1,845,633 were eligible to be sold freely, without compliance with Rule 144
     * the remaining 1,024,000 were eligible to be sold under Rule 144

     As of December 31, 2000, an additional 1,388,000 common shares were reserved for issuance under outstanding options or warrants and an additional 458,914 common shares were reserved for issuance under our 1999 Long-Term Stock Incentive Plan.

     As of December 31, 2000, we had one preferred shareholder of record and 2,500,000 preferred shares outstanding.

     We have never paid any dividends and there are no plans to do so in the near future. There are no restrictions that limit the ability to pay dividends on either class of share.


ITEM 6. MANAGEMENT DISCUSSION AND ANALSYIS AND PLAN OF OPERATION

(A)  PLAN OF OPERATION

     We have almost exhausted our capital. Our plan for the first next twelve months of 2001 is to resume active operations by taking some or all of the following steps:

     * Obtain active quotation for our common stock on the OTC Bulletin Board
     * Raise the additional capital necessary to enable us to investigate and negotiate with additional acquisition targets
     * Identify, conduct due diligence on, and acquire our first acquisition target in a stock transaction

     As we have almost no cash, we intend to pay for our first acquisition entirely with stock, either through the issuance of new shares or a merger. Regardless of the form of the transaction, however, after that first transaction is complete, our current stockholders will own only a small minority of the combined companies.

     We will incur significant expense to expand the operations of each company we acquire. We hope that these costs can be financed using the acquired company's cash flow. If the cash flow is inadequate, we will have to raise additional capital for these purposes.







     As of December 31, 2000 we had only one employee - Landon Barretto, our principal shareholder. Mr. Barretto has agreed that he will not receive any salary until we complete our first acquisition. In the past, we have reimbursed a company owned by Mr. Barretto for the salary and other employment costs of its employees who spend their full time working on our affairs. As of December 31, 2000, these costs have been borne by Mr. Barretto's company without reimbursement. We plan to resume this reimbursement once we raise additional capital or complete an acquisition.

     Use of the Internet has grown rapidly in recent years. This growth has been driven by many factors, including the large and growing installed base of personal computers, improvements in network architectures, the emergence of compelling content and commerce-enabling technologies, and easier, faster and cheaper Internet access. As a result of this growing use, the Internet has become an important new global communications and commerce medium. The Internet represents an opportunity for enterprises to interact in new and different ways with both existing and prospective customers, employees, suppliers and partners. Enterprises are responding to this opportunity by substantially increasing their investment in Internet sites and services.

     Over the last few years, enterprises that focus on distributing products and services over the Internet have emerged and, more recently, many mainstream businesses are implementing Web sites. Among the many factors that continue to attract these businesses to the Internet is the transformation of Web sites from being primarily text-based and informational to becoming interactive, multimedia-enabled and transaction oriented. New technologies and development tools have also led to the Web-enabling of traditional business functions and applications such as customer service, procurement, human resource management and sales force automation.

     We are interested in four types of companies in the Internet services industry. They include the following:

     1.	Internet service providers

     Most individuals and businesses access the Internet and the World Wide Web sites available on it through an Internet service provider. Internet service providers offer access to the Internet over telephone lines via a modem or through broadband transmission via digital lines, cable, or satellite. Monthly fees may be as low as $9.95 for telephone line access or, for higher speed transmission, as much as $250. Internet service providers may also offer other services including e-mail, Web site design, Web site hosting, e-commerce, banner advertising, and locating client servers at their facility. The market for access to the Internet for individuals and businesses is highly fragmented. There are over 5,000 Internet service providers in the United States. Most Internet service providers are small companies with several hundred subscribers. There are a few national and regional publicly traded companies with millions of subscribers. Public companies in the industry include AOL, MindSpring, Voyager.net, Internet America, Frontline Communications, and BiznessOnline.com. This industry is expected to undergo substantial consolidation over the next few years.

     2.	Application service providers

     Internet operations and applications are mission-critical for virtually all Web-centric companies and are becoming increasingly mission-critical for many mainstream enterprises. At the same time, these operations and applications are becoming more complex and challenging to operate. Ensuring the quality, reliability and availability of these Internet operations and applications typically requires substantial investments in developing
Internet expertise and infrastructures. However, that kind of continuing significant investment is often an inefficient use of an enterprise's limited resources. As a result, businesses are increasingly seeking to outsource these functions.
     Application service providers meet this need by deploying, hosting, managing and leasing pre-packaged or custom-designed application software. Customers gain access to the applications through the Internet or dedicated leased lines. Over the past three years major packaged software application providers like Siebel, Oracle, J.D. Edwards and Microsoft, have released versions of their software that can be accessed over the Internet. Several companies, such as FreeMe, Inc., CMe Run, Systemsfusion, and ePanacea, Inc., have specifically developed software and technologies that enable Internet service providers to offer their customers packaged software applications. Forrester Research, Inc. has projected that the overall market for outsourcing packaged software applications will grow from approximately $1 billion in 1997 to over $21 billion by 2001.

     The application service provider industry is in its early stages of development and is highly fragmented. The application service provider industry consortium was founded with 25 technology companies in May 1999. Membership currently totals approximately 120 companies. International Data Corporation projects that revenues in the application service provider market will reach $2 billion by 2003.

     Some of the trends that are driving the application service provider industry are:

     * The growth of Internet-based communications
     * Increasing demand to outsource applications
     * The need to automate key business functions
     * The increased availability of Internet accessible software applications

     Additional growth from hosted applications will come as a result of niche software applications becoming available on-line to customers who formerly accessed that kind of software through traditional means - i.e. disk drive or CD ROM. Niche applications are intended for specific customers. Examples of niche applications are software programs for the law profession, the tool industry, specific sales forces, or specific inventory functions. Our acquisition candidates may include those that offer niche applications to existing customer bases.

     We believe that locating Internet service provider and application service provider businesses at the same facility could allow use of the Internet service provider's infrastructure and technology to service many of the needs of the application service provider business. This could reduce the application service provider's costs and increase its operating margins.

     3.	Web hosts

     To establish a high quality, reliable Web site or to run a Web-based application on the Internet, businesses must, among other things, identify, obtain and integrate sophisticated hardware and software, hire and retain an operations support staff, develop application specific technical skills, and have access to a secure physical location and redundant Internet connections. While it is possible for a business to assemble all of these elements in-house, many companies elect to outsource some or all of their Web-site operations to companies offering Web hosting services.

     Web hosting companies maintain a customer's Web site. There are companies that are solely in this business. Some Internet service providers and some data centers also provide this service. Most customers of Web hosts are small and medium sized businesses. In addition to the expansion of the Internet, we believe one of the key growth factors in the Web site hosting industry is the increasing number of businesses that have elected to outsource the management of their Web sites and related operations.

     Using a Web host can reduce the cost and technical barriers of establishing and maintaining a Web site. The Web host provides its clients with network connectivity, hardware and software. The Web host also provides its clients the necessary technical and operations specialists. Additionally, this arrangement allow companies to incur Internet connectivity costs on an as-needed basis, rather than committing to a fixed monthly outlay for bandwidth it may or may not use.

     4.	Data centers

     Data centers began in approximately 1995. These Internet "centers" offer fast, reliable Internet connections, as well as high performance hosting and other advanced services. Their services may include:

     * location for servers
     * Web hosting
     * dedicated access
     * streaming media






     * e-commerce
     * Internet security
     * corporate training
     * workstation/server sales

     Major companies offering these services include Intel, AT&T, MCI, Exodus Communications, Globix Corp., Concentric Networks, and Verio.

     The primary concern for data center customers is to avoid "downtime." They prefer to have dedicated access to the Internet and also want one source for connectivity, Web hosting, Web design, server management, equipment components, and twenty-four hour per day service.




(B) 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS

RESULTS OF OPERATIONS


     Our only revenue to date is for interest earned on the proceeds of our stock sales. From inception through December 31, 2000, this totaled $93,756. Investment revenue decreased $21,368, or 57% from 1999 to 2000. This decrease was due to reduced cash and cash equivalent balances.

     Total cost and expenses decreased $290,667 or 39% from $753,692 to $463,025, from 1999 to 2000. This decrease was primarily due to reduced capital raising and acquisition activities during 2000.

     Professional fees decreased $151,718, or 52%, from $293,573 to $141,855, from 1999 to 2000, primarily as a result of reduced due diligence activity with respect to acquisitions. Professional fees consist primarily of the fees we have paid to conduct due diligence on acquisition candidates, to prepare the documents necessary to raise capital and to prepare for an intended initial public offering.

     Management fees decreased $105,226, or 35% from $299,726 to $194,500 from 1999 to 2000, primarily due to a decrease in capital raising and acquisition activities during 2000. Management fees are paid to Barretto Pacific Corporation, a wholly owned company of Landon Barretto, for executive,
managerial, and administrative services.    These expenses consist primarily
of the salary and associated benefits of Ron Aguilar, as well as the cost of travel, entertainment, rent and utilities. General and administrative costs are expected to increase to support our growth.

     Travel decreased $19,000, or 21% from $88,569 in 1999 to $69,569 in 2000, primarily as a result of a decrease in capital raising and acquisition activities requiring travel.

     Office and miscellaneous increased $4,769 from $65,816 in 1999 to $70,495 in 2000 due to an increase in stock based compensation and a decrease in other office expenses. Office and miscellaneous also includes services valued at $10,000 provided at no cost from Barretto Pacific, a company wholly owned by Landon Barretto. These services consist primarily of the salary and associated benefits of an employee from the period of September 1, 2000 to December 31, 2000, whose services were also provided through a co-employment agreement between the Company and Barretto Pacific Corporation.

     The Company's cash and cash equivalents balances have decreased $406,164 from $410,925 in 1999 to $4,761 in 2000 due using cash in operations of $413,164 and no capital infusions during the year.



LIQUIDITY AND CAPITAL RESOURCES

     The company has limited liquidity and capital resources. The Company's cash balances have decreased by $406,164. The Company has almost no cash and has ceased active operations. To resume active operations, the Company will need to raise additional cash, most likely by selling more shares. The Company will need capital to pay for the costs of identifying, researching, negotiating with, and performing due diligence on potential acquisition targets. The Company will also need to raise significant additional funds and/or issue significant amounts of our securities, to finance each of our acquisitions. All of these capital requirements are likely to dilute the ownership of our current shareholders. The Company may not be able to raise the cash we need.

     The Company relies on Barretto Pacific Corporation, a company wholly owned by Landon Barretto for executive, managerial and administrative services.

     The Company has a revolving loan arrangement with Mr. Barretto under which he can borrow up to $125,000 at 7.75% per annum. All amounts borrowed under this arrangement are due and payable in full on June 30, 2001 extended from December 31, 2000. As of December 31, 2000, a total of $125,688, including principal and interest, is outstanding. The loan principle has been reduced by $10, 000 which comprises the value of services which were provided at no cost by Barretto Pacific Corporation, a company wholly owned by Landon Barretto. The Company expects that this amount will be settled by the due date.




ITEM 7. FINANCIAL STATEMENTS

Financial Statements

Griffin Industries, Inc.
(A development stage enterprise)
December 31, 2000



                          REPORT OF INDEPENDENT AUDITORS




To the Stockholders of
Griffin Industries, Inc.

We have audited the accompanying balance sheets of Griffin Industries, Inc.
(a development stage enterprise) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the years ended December 31, 2000 and 1999 and the period from October 14, 1997 (date of incorporation) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Griffin Industries, Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years ended December 31, 2000 and 1999 and the period from October 14, 1997 (date of incorporation) through December 30, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Griffin Industries, Inc. will continue as a going concern. As more fully described in
Note 1, the Company has incurred recurring operating losses and requires additional equity financing to continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Ernst & Young LLP

Vancouver, Canada,
March 09, 2001.	Chartered Accountants


Griffin Industries, Inc.
(A development stage enterprise)

                               BALANCE SHEETS
           [See Note 1 - Nature of Business and Basis of Presentation]

As at December 31	(in U.S. dollars)




	                                                        2000	1999
	                                                          $	        $

ASSETS
Current
Cash and cash equivalents [note 6]	                         4,761     410,925
Loan receivable from Principal Stockholder [note 7]	     125,688     132,662
Total current assets	                                   130,449     543,587
Capital asset [note 3]	                                       832       1,188
                                                           -------     -------
                                                           131,281     544,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable	                                          25,686      30,000
                                                            ------      ------
Total liabilities	                                          25,686      30,000

Stockholders' equity
Common stock, $.001 par value, 50,000,000 shares
authorized, 2,869,633 shares issued and outstanding
[note 4]                                                     2,869       2,869
Preferred stock, $.001 par value, 5,000,000 shares
authorized,2,500,000 shares issued and outstanding
[note 4]	                                                 2,500       2,500
Additional paid-in capital [note 4]	                     2,534,539   2,534,539
Unearned compensation	                                   (73,746)   (127,578)
Accumulated deficit under development stage	        (2,360,567) (1,897,555)
Total stockholders' equity 	                             105,595     514,775
                                                        -----------  ----------
	                                                     131,281     544,775

See accompanying notes



Griffin Industries, Inc.
(A development stage enterprise)

                          STATEMENTS OF OPERATIONS
         [See Note 1 - Nature of Business and Basis of Presentation]

	                                                       (in U.S. dollars)




                                                                   Period from
                                                                    October 14,
                                                                  1997 (date of
                                                                 incorporation)
                                        Years ended                    to
                           ---------------------------------------
                              December 31,       December 31,      December 31,
                                 2000                1999              2000
                                   $                   $                 $

REVENUE
Investment income	               16,013	           37,381	           93,756
------------------------------------------------------------------------------

EXPENSES [note 7]
Professional fees	              141,855	          293,572	        1,012,321
Management fees	              194,500	          299,726	          843,876
Travel	                     69,569	           88,569	          402,749
Office and miscellaneous	   70,495	           65,816	          175,962
Directors' fees	                2,250	            5,500	           18,250
Depreciation expense	            356	              509	            1,165
                                -------             -------         ---------
	                          479,025	          753,692	        2,454,323

Loss [note 5]	             (463,012)	         (716,311)	 (2,360,567)


Weighted average number of
common shares outstanding	2,869,633	        2,663,591

Loss per common share- basic
and dilluted		          (0.16)	            (0.27)


See accompanying notes

Griffin Industries, Inc.
(A development stage enterprise)

                    STATEMENTS OF STOCKHOLDERS' EQUITY
                               (DEFICIENCY)
       [See Note 1 - Nature of Business and Basis of Presentation]

Year ended December 31, 2000	                                (in U.S. dollars)





                            Common stock                     Preferred stock
	                 Number		                   Number
                     of shares	Amount 	     of shares           Amount
	                   #	         $	               #	                $

Balance,
October 14, 1997
Issuance of common
stock
[note 4]	          700,000	         700
Issuance of
preferred stock
[note 4]                                             2,500,000	        2,500
Shares to be issued
[note 4]	          139,000	         139
-------------------------------------------------------------------------------
Balance,
December 31, 1997	    839,000	         839	     2,500,000	        2,500
-------------------------------------------------------------------------------
Issuance of common
stock [note 4]	  1,457,633	       1,458
-------------------------------------------------------------------------------
Balance,
December 31, 1998	  2,296,633	       2,297           2,500,000	       2,500
-------------------------------------------------------------------------------
Issuance of common
stock [note 4]	     23,000	          23
Issuance of common
stock for services
[note 4]	          550,000	         550
-------------------------------------------------------------------------------
Balance,
December 31, 1999	  2,869,633	       2,870	     2,500,000	       2,500
-------------------------------------------------------------------------------

                                                                 accumulated
                                                                   deficit
                                                                    under
                     additional           unearned               development
                   paid in capital      compensation                stage
                          $                   $                       $
Balance,
October 14, 1997
Shares to be
issued[note 4]           138,861
Stock issue costs
[note4]                 (141,323)
Loss                                                                (33,637)
-------------------------------------------------------------------------------
Balance,
December 31, 1997         (2,462)                                   (33,637)
-------------------------------------------------------------------------------
Issuance of common
stock [note 4]         2,649,442
Stock issue costs
[note 4]                (358,012)
Loss                                                             (1,147,607)
-------------------------------------------------------------------------------
Balance,
December 31, 1998      2,288,968                                 (1,181,244)
-------------------------------------------------------------------------------
Issuance of common
stock [note 4]            68,977
Issuance of common
stock for services
[note 4]                 185,450           (127,578)
Stock issue costs
[note 4]                  (8,857)
Loss                                                                (716,311)
-------------------------------------------------------------------------------
Balance,
December 31, 1999      2,534,538           (127,578)            (1,897,555)
------------------------------------------------------------------------------
Stock compensation
expense [note 4]                             53,832
Loss                                                                (463,012)
-------------------------------------------------------------------------------
Balance,
December 31, 2000      2,534,538            (73,746)              (2,360,567)
-------------------------------------------------------------------------------
See accompanying notes

Griffin Industries, Inc.
(A development stage enterprise)

                            STATEMENTS OF CASH FLOWS
          [See Note 1 - Nature of Business and Basis of Presentation]

Year ended December 31	                                      (in U.S. dollars)





                                                                   Period from
                                                                   October 14,
                                                                  1997 (date of
                                                                 incorporation)
                                        Years ended                    to
                             December 31,      December 31,       December 31,
                                2000               1999               2000
                                  $                  $                  $

OPERATING ACTIVITIES
Loss	                          (463,012)	        (716,311)	        (2,360,567)
Add item not affecting cash:
   Accrued interest on loan
   receivable	                (3,026)	          (6,669)	           (10,688)
   Depreciation expense	             356	             509	             1,165
   Stock based compensation	    53,832	          58,422	           112,254
-------------------------------------------------------------------------------
	                          (411,850)	        (664,049)	        (2,257,836)
Changes in operating assets
and liabilities:
   Accrued expenses	          (4,314)	         (20,000)	            25,686
-------------------------------------------------------------------------------
Cash used in operating
activities	                    (416,164)	        (684,049)	        (2,232,150)
-------------------------------------------------------------------------------

INVESTING ACTIVITIES
Repayment of loan receivable
from principal stockholder	     10,000	               -	            10,000
Advances on loan receivable
from principal stockholder	          -	         (39,867)	          (125,000)
Purchase of capital assets	          -	               -	            (1,997)
-------------------------------------------------------------------------------
Cash provided by (used in)
investing activities	           10,000	         (39,867)	          (116,997)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES
Proceeds from common and
preferred stock, issued for
cash net of issuance costs
[note 4]	                            -	          60,143	         2,353,908
-------------------------------------------------------------------------------
Cash provided by financing
activities	                            -	          60,143	         2,353,908
-------------------------------------------------------------------------------

Increase (decrease) in cash
and cash equivalents during
the period	                     (406,164)	  (663,773)	             4,761
Cash and cash equivalents,
beginning of period	          410,925	       1,074,698	                 -
-------------------------------------------------------------------------------
Cash and cash equivalents,
end of period	                  4,761	         410,925	              4,761
-------------------------------------------------------------------------------

See accompanying notes

Griffin Industries, Inc.
(A Development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

December 31, 2000                                             (in U.S. dollars)


1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Griffin Industries, Inc. (the "Company"), was incorporated under the laws of Maryland on October 14, 1997. The principal business of the Company is to identify and evaluate opportunities for the acquisition of an interest in assets or businesses in companies involved in Internet activities (or "in Internet related companies"). The Company is a development stage company.

These financial statements have been prepared by management on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company has incurred significant losses and negative cash flow from operations since its inception and has an accumulated deficit of $2,360,567 at December 31, 2000 [December 31, 1999 - $1,897,555]. A substantial portion of the losses is attributable to efforts in identifying and evaluating acquisition opportunities. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon the continued support of its principal stockholder and obtaining additional financing. There can be no assurance the Company can attain profitable operations or obtain additional financing in the future.

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial instruments

For certain of the Company's financial instruments, including cash and cash equivalents, loan receivable from principal stockholder and accounts payable the carrying amounts approximate fair value due to their short-term nature.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents which comprise money market funds are stated at cost, which approximates market value.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Stock based compensation

The Company has elected to follow the intrinsic value approach of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees
(APB No. 25), and related interpretations, in accounting for its employee stock options and warrants rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. APB No. 25 provides that the compensation expense relative to the Company's employee stock options and warrants is measured based on the intrinsic value of the stock option or warrant. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

Income taxes

Income taxes are accounted for using the liability method. Under this method, future tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Recognition of future tax assets is limited to amounts considered by management to be more likely than not of realization in future periods.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Recent pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and 138, which is required to be adopted in years beginning after June 15, 2000. At this time, the Company has not determined whether this pronouncement will have a material effect on the Company's earnings and financial position.




3. CAPITAL ASSETS


                                 2000                         1999
----------------------------------------------------------------------------
                 	Cost       Accumulated     Net Book    Cost       Net Book
                             Amortization    Value                    Value
                   $               $            $         $             $
----------------------------------------------------------------------------
Computer
equipment        1,997              1,165      832      1,997         1,188


4. SALES OF UNREGISTERED SECURITIES

[a]	Shares authorized

	50,000,000 shares of common stock, $.001 par value
	5,000,000 shares of preferred stock, $.001 par value

The shareholders of common stock are entitled to one vote per share of common stock held and the shares are fully transferable subject to applicable laws.

The issued and outstanding preferred stock consists of "Series A" convertible preferred stock, where each Series A convertible preferred stock will convert into five shares of common stock upon and subject to: a change in control of the Company; any tender offer of shares made under Section 14 of the Securities and Exchange Act which, upon approval and completion, would effect a significant change of control of the Company; or a liquidation or dissolution of the Company. The Company and its stockholders have approved a plan to reincorporate the Company in the State of Delaware. The Principal Stockholder has agreed to surrender all Series A preferred stock to the Company for no consideration in connection with the reincorporation of the Company into Delaware.

In the event of a liquidation or dissolution of the Company, the holders of the common stock shall be entitled to receive all of the net assets of the Company.

4. SALES OF UNREGISTERED SECURITIES (cont'd.)

[b]	Shares issued

During 1997, the Company issued an aggregate of 700,000 shares of common stock and 2,500,000 shares of preferred stock to certain officers of the Company for an aggregate amount of $3,200.

The Company commenced a self underwritten public offering to investors on November 6, 1997 for 1,000,000 shares of common stock at an offering price of $1.00 per share. The Company relied on the exemption from registration requirements of the Securities Act of 1933 provided by Regulation E thereunder. Pursuant to this offering, the Company issued 1,000,000 shares of common stock between the period November 6, 1997 to March 6, 1998 (the offering termination date) for cash consideration of $675,128 net of share issue costs of $324,872, of which $141,323 were incurred during the period ending December 31, 1997 and the remaining $183,549 were incurred during the quarter ending March 31, 1998. For the period November 6, 1997 to December 31, 1997 cash subscriptions of $139,000 were received for 139,000 shares to be issued. The remaining subscriptions for 861,000 shares and $861,000 cash consideration was received during the period January 1, 1998 to March 6, 1998. The 1,000,000 shares were issued during the quarter ending March 31, 1998.

The Company commenced a self underwritten non-public offering to accredited investors on April 24, 1998 for 850,000 shares of common stock at an offering price of $3.00 per share. The Company relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation D thereunder. Subscriptions for 596,633 shares and $1,789,900 cash consideration were received during the year ended December 31, 1998. The Company incurred $174,463 in share issue costs associated with this offering during the year ended December 31, 1998.

On January 29, 1999, 50,000 shares of common stock were issued to a consultant in connection with services rendered in connection with a proposed financing. The fair value of these services of $24,500 were expensed in 1999.

On May 13, 1999, 500,000 shares of common stock were issued to the Principal Stockholder of the Company for compensation of his role as a director of the Company. Those shares may not be transferred for a period of three years from the grant date and shall be forfeited if, on or before the third anniversary of the grant date the director voluntary resigns his position as Chairman of the Company or is removed, for cause, from his position as Chairman. All shares granted hereby that are still held by the director upon such resignation or removal shall be repurchased by the Company for $0.01 per share. The fair value of these shares of $161,500 is expensed over the three year period. For the year ending December 31, 2000, $53,832 (1999 - $33,922) was expensed.


4. SALES OF UNREGISTERED SECURITIES (cont'd.)

Pursuant to an offering commenced in 1999 23,000 shares for a purchase price of $3.00 per share were issued on August 16, 1999 for cash consideration of $60,143 net of share issue costs of $8,857. The Company terminated the offering after it received a Letter of Intent for a venture capital investment. This venture capital investment was not obtained when the Company discontinued its efforts to acquire equipment distributors.

[c]	Warrants

             No. of Common             Exercise             	Expiration
            Shares Issuable             Price                        Date
-------------------------------------------------------------------------------

              300,000 (i)                 $1.00               May 1, 2001
              388,000 (ii)                $1.00               December 01, 2002
              500,000 (i)                 $1.00               March 17, 2003
              100,000 (iii)               $1.00               December 31, 2003
-------------------------------------------------------------------------------

(i) During 1997, the Board of Directors approved the authorization of Executive Employee Performance Warrants, which provide incentive warrants to the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and pursuant to such issued an aggregate of 3,400,000 warrants to purchase the equivalent amount of common stock upon payment of a $1.00 per warrant to the Company. These warrants expire on May 1, 2001. Of the 3,400,000, 3,100,000 were issued to the Chief Executive Officer and 300,000 were issued to the Chief Operating Officer. The warrants vest and are exercisable at a rate equal to the cumulative earnings per share as reported by the Company in its annual audited financial statements as a percentage of one dollar cumulative earnings per share for the years 1998, 1999 and 2000. These performance warrants are subject to variable plan accounting and compensation expense will be recorded when it becomes probable that the warrants will vest. No compensation expense has been recognized in these financial statements.

    On March 17, 2000, the Company cancelled the 3,100,000 warrants issued to the Chief Executive Officer and granted 2,000,000 warrants to purchase the equivalent amount of common stock upon payment of $1.00 per warrant to the Company. These warrants expire on March 17, 2003. The Warrants are subject to the following conditions: any unexercised warrants shall be forfeited if, on or before March 17, 2003, the Chief Executive Officer voluntarily resigns the position of Chairman of the Company, or is removed for cause from the position of Chairman by a vote of 75% of the other members of the Board.

    On July 31, 2000, the Company reduced the 2,000,000 warrants issued to the Chief Operating Officer to 500,000. The exercise price and restrictions remained the same.

4. SALES OF UNREGISTERED SECURITIES (cont'd.)

(ii) Pursuant to the issue of 1,000,000 shares of the common stock of the Company between November 6, 1997 to March 6, 1998, 150,000 warrants were issued to a consultant under an Investor Relations Consulting Agreement. These warrants are exercisable at a price of $1.00 per share and may be exercised prior to December 1, 2002. The fair value of these warrants was nominal, determined using a Black Scholes option pricing model, and no compensation expense has been recognized in these financial statements.

     During 1999, 18,000 common stock warrants were granted to a consultant in consideration for assistance in locating investors. These warrants are exercisable at a price of $1.00 per share on or before December 1, 2002. The fair value of these warrants was nominal, determined using a Black Scholes option pricing model, and no compensation expense has been recognized in these financial statements.

     Additional warrants totaling 220,000 were issued to directors and employees during 1997 and 1998 and remain outstanding. These warrants are exercisable at a price of $1.00 per share on or before December 31, 2002. No compensation expense has been recognized in these financial statements as the exercise price of these warrants exceeds managements estimates of the fair value of the company's stock.

(iii) During 2000, 100,000 common stock warrants were granted to an individual under a co-employment agreement. These warrants are exercisable at a price of $1.00 per share on or before December 1, 2003. No compensation expense has been recognized in these financial statements as the exercise price of these warrants exceeds managements estimates of the fair value of the company's stock.

4. SALES OF UNREGISTERED SECURITIES (cont'd.)

[d]	Stock options

On February 1, 1999 the Company adopted its 1999 long-term Stock Incentive Plan pursuant to which it can grant options and other awards to qualifying individuals. 458,914 common shares have been reserved for issuance pursuant to the plan. No options under this plan are outstanding at December 31, 2000.

In addition to its 1999, plan, the Company has granted fully exercisable options to directors as follows:

	Number of
	common shares	   Exercise
	issuable	          price	            Date of expiry
------------------------------------------------------------------------------
	 20,000	          $1.00	            January 1, 2003
	 20,000	          $3.00         	July 1, 2003
	 20,000	          $3.00	            January 1, 2004
	 20,000	          $3.00	            July 1, 2004
	 20,000	          $3.00	            January 1, 2005
------------------------------------------------------------------------------
      100,000
------------------------------------------------------------------------------

Stock options for the respective periods and the number of stock options outstanding are summarized as follows:
                                              Number of	  Weighted average
	                                     common shares	    exercise price
	                                      under option	           $
-------------------------------------------------------------------------------
Balance, December 31, 1998	                    40,000	          2.00
Options granted	                                40,000	          3.00
-------------------------------------------------------------------------------
Balance, December 31, 1999	                    80,000	          2.50
Options granted	                                20,000	          3.00
-------------------------------------------------------------------------------
Balance, December 31, 2000	                   100,000	          2.60
-------------------------------------------------------------------------------

[e]  Pro forma disclosure of options and warrants

The proforma impact of options and warrants pursuant to SFAS 123 is nominal using the Black Scholes option pricing model.


5. INCOME TAXES

The Company has approximately $2,210,000 of tax loss carryforwards of which $1,100,000 expire on December 31, 2018, $700,000 on December 31, 2019 and
$410,000 on December 31, 2020.

Future income taxes reflect net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's future tax assets based on effective tax rate of 34% for the year ended December 31, 2000 and 1999 are as follows:

	                                                2000	              1999
	                                                  $	                $
-------------------------------------------------------------------------------

Deferred tax assets:
Loss carryforwards	                           751,400	           622,000
Valuation allowance	                          (751,400)	          (634,000)
-------------------------------------------------------------------------------
                                                         -	                 -

The Company has provided a valuation allowance against its deferred tax assets given it is in the development stage and it is more likely than not that these benefits will not be realized.

6. CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk are cash and cash equivalents and the loan receivable from principal stockholder. The Company limits its credit risk by maintaining cash and cash equivalents with high quality investments with major financial institutions.


7. RELATED PARTY TRANSACTIONS

During 2000, the Company paid $2,250 to directors for services rendered [1999 - $5,500].

Substantially all of the company's operations are managed by the Company's Principal Stockholder and executive, management and administrative services are provided by a company wholly owned by the Principal Stockholder. During 2000, the Company paid $194,500 [1999 - $299,726] for management and administrative services. Additional management and administrative services with a fair value of $10,000 were provided at no cost to the Company and have been presented as a reduction of the loan receivable from the Principal Stockholder.

7. RELATED PARTY TRANSACTIONS (cont'd.)

In 1998, the Company entered into an unsecured revolving loan agreement with a director and major shareholder whereby he can borrow up to $125,000 at 7.75% per annum. At December 31, 2000, the Company had a balance of $125,688 owing from the director which includes net advances of $115,000 and interest charged at 7.75% of $10,688 [1999 - $125,000 and accrued interest $7,662].
The original maturity date of December 1, 2000 has been extended to June 30, 2001.


8. COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform with the presentation adopted in the current year.








ITEM 8. 	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURES

Not applicable.







                                     PART III


 ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     We have one director and two advisory directors. The sole director and executive officer of the Company is:

 Name             Age,Position       	Current Term        Date
  			                                    	of first
										service

Landon Barretto	39 President, Chairman, Next annual   	October, 1997
                      Chief Executive 	meeting of	  	all positions
                      Officer, Director   stockholders(1)

(1) No meeting is currently scheduled

     Our Maryland articles of incorporation require that we have three directors. Currently, however, we have only one, Landon Barretto. In accordance with our Maryland bylaws, Mr. Barretto is currently serving a one-year term as director. After reincorporation we will be authorized to have the number of directors set by the board. We plan to have three directors. In accordance with our Delaware certificate of incorporation, the board of directors will be divided into two classes, as nearly equal in number as possible, with each director to serve a two-year term or until the director's earlier death, resignation or removal. At each annual meeting of stockholders, the successors to the class of directors whose term expires at that meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the second year following the year of their election and until their successors have been duly elected and qualified or until the director's earlier death, resignation or removal.

     Ron Aguilar is employed by Barretto Pacific Corporation, which is wholly owned by Landon Barretto. However, until September 1, 2000, Mr. Aguilar worked full time on our affairs and he continues to serve as our Secretary and Director of Investor Relations and Administration. Mr. Aguilar has worked for Barretto Pacific Corporation since 1994. From September, 1993 until he joined Barretto Pacific Corporation, Mr. Aguilar was a currency trader at A&A Management & Company. Mr. Aguilar was the president of The Imagery Group, an advertising boutique from 1992 until he joined A&A. Mr. Aguilar graduated from Memorial University of Newfoundland in 1992, with a double major in Psychology and Political Science. He also completed Certificates in Business Administration and Public Administration.

     The business background of our director and sole executive officer and of our two advisory directors is as follows:

LANDON BARRETTO

     Mr. Barretto, 39, is the founder, Chairman of the board, President, and Chief Executive Officer of Griffin. He has served as a director since we began and currently is serving a one-year term to expire at the next annual meeting of our shareholders. He is also the President of Barretto Pacific Corporation. From 1987 - 1993, Mr. Barretto was President of Landon Barretto Organization, a financial intermediary that provided financing to privately held businesses. From 1984 - 1986, Mr. Barretto was President of Landon Barretto Investor Services, which was an introducing broker for Frankwell Enterprises of Hong Kong, a securities and commodities trading firm. Mr. Barretto has also acted as principal in numerous real estate transactions, created and taught a proprietary sales training seminar, founded several companies, including a manufacturing and mail order company, and conducted business extensively throughout Asia. Mr. Barretto received an Associates degree in business management in 1983 from Hawaii Pacific University.

WILLIAM J. NANCE

     Mr. Nance, 50, is one of our two advisory directors. He currently serves as the Treasurer and is a member of the board of directors of Intergroup Corporation a publicly traded company. He served as that company's Chief Operating Officer and Chief Financial Officer from 1987-1990. Mr. Nance is also the President and Chief Operating Officer of LightForce Internet Media Inc., an internet entertainment content provider. He is also the President of Century Plaza Printers and Digitext Inc. Mr. Nance also serves as a director of Santa Fe Financial Corporation, Portsmouth Square, Inc., and Healthy Planet Products, Inc., all publicly traded companies. Mr. Nance graduated from California State University Los Angeles and is a Certified Public Accountant.

FRANK LAYTON

     Mr. Layton, 49, is one of our two advisory directors. He is the Vice President of Business Development for Neighborhood Box Office, Inc., and is responsible for the company's financing activities. Since the inception of the company in 1994 Mr. Layton has raised $12 million to finance its activities. NBO manages and distributes retail gift certificates and entertainment ticketing through its proprietary kiosk systems and through its Web site - @NBO.com. Mr. Layton attended the University of California Santa Barbara.


SIGNIFICANT EMPLOYEES

     As of December 31, 2000 our only employee was Landon Barretto.
Mr. Barretto does not receive any salary for his services and he has agreed that he will not receive a salary until we have completed our first acquisition. At that time we expect to enter into a long-term employment agreement with Mr. Barretto. We expect the agreement will have a term of three years. It would automatically be extended for additional three-year periods unless Mr. Barretto or we elect to terminate the agreement within 60 days of each third anniversary of the date of the agreement. We expect Mr. Barretto will receive an initial annual base salary of $150,000. This may be increased based on performance objectives established by our board of directors. He will also be eligible for a significant annual bonus based on our performance.

     Ron Aguilar, an employee of Barretto Pacific Corporation, which is wholly owned by Mr. Barretto, has also worked full time on our affairs. Through August, 2000, we have paid his full salary by reimbursing Barretto Pacific Corporation for that expense. Commencing September 1, 2000, Mr. Aguilar has spent less than his full time working on our affairs. As a result, since that time Barretto Pacific Corporation has borne that expense, without reimbursement from us.

ITEM 10. EXECUTIVE COMPENSATION

To date, we have not paid or accrued any remuneration to any employee. Landon Barretto, our Chief Executive Officer and only current employee has agreed not to receive any salary or any other form of cash compensation until we have successfully completed our first acquisition.All of our executives are eligible to receive grants of stock options under our 1999 Long-Term Stock Incentive Plan. We have not yet granted any options under that plan. In addition, our board of directors, at its sole discretion, may grant bonuses to our executives. As of December 31, 2000, we have one director and no outside directors. Outside directors are entitled to receive an annual retainer fee of $3,000, plus reimbursement of expenses for each meeting of the board of directors and each committee meeting that they attend in person. They also receive a fee for attendance in person at any meeting at a per diem rate of $500. Pursuant toa standing resolution of the board, on each January 1 and July 1 each outside director is granted a 5-year option to purchase 10,000 common shares at the then fair market value of our common stock. Those options are fully exercisable as of the date of the grant. We have two former outside directors who each were granted 50,000 of these options. These options expire as follows:

Number of Options		Expiration Date		Exercise Price

20,000			January 1, 2003		$1.00
20,000			July 1, 2003		$3.00
20,000			January 1, 2004		$3.00
20,000			July 1, 2004		$3.00
20,000			January 1, 2005		$3.00

The average exercise price of these 100,000 options is $2.60.



      Mr. Barretto does not have an employment agreement. We intend to enter into an employment agreement with him and each of other senior executives we may hire. The primary terms of Mr. Barretto's agreement have not been approved by the board, but we expect that they may include the following:

     * term - three years, with automatic extensions for additional three-year periods
     * initial annual base salary - $150,000, increased based on meeting performance targets
     * other compensation - significant annual bonus, based on our performance

     The provisions of the employment arrangements for the other senior executives we may hire have not yet been established.

     In addition, Mr. Barretto holds all 2,500,000 issued and outstanding shares of our Series A convertible preferred stock. These shares convert into 12,500,000 shares of common stock if there is a change in the control of Griffin. Mr. Barretto has agreed to surrender these preferred shares back to Griffin in connection with our planned reincorporation in Delaware.

Warrants

	As of September 30, 2000, there were outstanding warrants to purchase 1,288,000 of our common stock. All of these warrants are fully vested and exercisable. Mr. Barretto holds warrants to purchase 500,000 of these shares. Each warrant entitles the holder to purchase one share of our common stock for $1.00. A warrant to purchase an additional 25,000 shares of common stock at $1.00 per share is also outstanding and will vest on December 31, 2000, and is exercisable until December 1. 2002. The vested warrants can be exercised until the following expiration dates:

	No. of Warrants			Expiration Date
	300,000				May 1, 2001
	388,000				December 1, 2002
	100,000				December 31, 2002
	500,000 				March 17, 2003

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The number of shares of our common stock owned as of December 31, 2000, by each person known by us to own in excess of 5% of the stock, and the percentage of the outstanding common stock represented by the holding, is shown in the table below. No material consideration was paid for any of these shares. Each person possesses the sole power to vote and dispose of the shares indicated:

Amount and Nature		Percent of
Title of Class		Name and Address	of Beneficial Ownership	Class
Common
				Landon Barretto		1,504,3302(1)	 38.0%
                        1111 Third Avenue
                        Suite 2500
                        Seattle, WA 98101

				Greg Zeitler		220,000(2)		  5.6%
				4633 Mountain Highway
				North Vancouver, B.C.
				V7K 2V7 Canada

				Ron Aguilar			200,000(3)		  5.0%
				1111 Third Avenue
				Suite 2500
				Seattle, WA 98101

				Lou Lazorwitz		402,650		 14.0%
				16422 Clearcrest
				Houston, TX	77059

Series A Preferred

				Landon Barretto		2,500,000		 100%
				1111 Third Avenue
				Suite 2500
				Seattle, WA 98101

     The number of shares of our common stock owned as of December 31, 2000, by each of our directors and executive officers and by all of our directors and officers, as a group, is as follows. No material consideration was paid for any of these shares. Each person possesses the sole power to vote and dispose of the shares indicated:


(1) Includes 500,000 shares subject to a currently exercisable warrant at $1.00 per share, expiring March 17, 2003.
(2) Does not include an additional 300,000 shares subject to a warrant exercisable at $1.00 per share, expiring May 1, 2001. Such shares will become exercisable only as the Company generates earnings, which is not anticipated during the 60 days following the date hereof.
(3) Includes 100,000 shares subject to a currently exercisable warrant at $1.00 per share, expiring December 1, 2002, and 100,000 shares subject to a currently exercisable warrant at $1.00 per share, expiring December 31, 2003.


                                    Amount and Nature		Percent
Title of Class		Name		of Beneficial Ownership	of Class

Common		Landon Barretto	1,504,330(4)		38.0%

			Directors and 	1,504,330			38.0%
			Officers as a
                  group

(4) Includes 500,000 shares subject to a currently exercisable warrant at $1.00 per share, expiring March 17, 2003.

Series A		Landon Barretto	2,500,000			100%
Preferred

     Upon a redemption event, each share of Series A convertible preferred stock will convert into five shares of common stock, for a total of 12,500,000 shares of common stock. Redemption events include the following:

     * any event or transaction, where the consummation of the event or transaction would constitute a control change of Griffin
     * any tender offer of shares made under Section 14 of the Securities Exchange Act which, upon approval and completion, would effect a significant change of control of Griffin
     * a liquidation or dissolution of Griffin

     In connection with our reincorporation in the State of Delaware, which we expect to implement after our first acquisition, Mr. Barretto has agreed to contribute his shares of Series A convertible preferred stock to the capital of Griffin, for no consideration.

     Following reincorporation into Delaware, no shares of preferred stock will be outstanding.However, our board of directors will be authorized, without further stockholder approval, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of those shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. These preferred shares may have rights senior to those of the common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except as provided below, since January 1, 1999 there has been no transaction involving us, and there is no proposed transaction involving us, in which the amount involved exceeds $60,000, and in which any director, executive officer, director nominee, 5% shareholder or family member of any of the foregoing is involved.

     On October 19, 1998 we entered into a revolving loan arrangement with Mr. Barretto under which he can borrow up to $125,000 at 7.75% per annum. All amounts borrowed under this arrangement are due and payable in full on June 30, 2001, extended from December 1, 2000. As of December 31, 2000, a total of $125,688, including principal and interest, was outstanding.

     Landon Barretto, our President, Chief Executive Officer and sole director is also the President and sole shareholder of Barretto Pacific Corporation, a Nevada corporation. Although we have not entered into a formal agreement, Barretto Pacific Corporation has at all times provided us with all of our executive, managerial and administrative services.

     For these services, we pay the following:

     * the salaries and other approved compensation and expenses of the employees of Barretto Pacific Corporation who spend substantially all of their business time working on our affairs
     * third party expenses incurred on our behalf, including rent, travel, telephone and legal and accounting fees

     From inception to December 31, 2000, we have reimbursed Barretto Pacific Corporation, $843,876 for these expenses. As of December 31, 2000, there was no balance receivable or payable between the two companies. Beginning
September 1, 2000, Barretto Pacific Corporation has paid the employment expense of its employee who, since that time, works part time on our affairs, without reimbursement from the Company. The value of the salary and related benefits for this employee, from September 1, 2000 to December 31, 2000, has been applied to reduce the loan receivable from Landon Barretto.



ITEM 13. EXHIBITS

     1) Articles of Incorporation of the Company (Incorporated herein by reference to Form 10 as filed by the Company on December 15, 2000).
     2) Bylaws of the Company (Incorporated herein by reference to Form 10 as filed by the Company on December 15, 2000).
     3) Warrant Agreement between the Company and Savings and Retirement Services, LLC dated December 20, 1997 (Incorporated herein by reference to Form 10 as filed by the Company on December 15, 2000).
     4) Warrant Agreement between the Company and Landon Barretto dated
        March 17, 2000 (Incorporated herein by reference to Form 10 as filed by the Company on December 15, 2000).
     5) 1999 Long-Term Stock Incentive Plan (Incorporated herein by reference to Form 10 as filed by the Company on December 15, 2000).
     6) Form of Certificate of Incorporation of the Company to be effective upon completion of planned reincorporation in Delaware
        (Incorporated herein by reference to Form 10 as filed by the Company on December 15, 2000).
     7) Form of Bylaws of the Company to be effective upon completion of planned reincorporation in Delaware (Incorporated herein by reference to Form 10 as filed by the Company on December 15, 2000).


                                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GRIFFIN INDUSTRIES INC.

                By: /s/ Landon Barretto,
                   ------------------------------------
                   Landon Barretto
                   President, Chief Executive Officer

Date: April 16, 2001