Form 10KSB/A
period 2000-12-31
GRIFFIN INDUSTRIES INC
filed 2001-04-17
CIK 1049861

GRIFFIN INDUSTRIES



                      Filing Type 10 KSB/A
                      Description: Annual Report
                      Filing Date: April 16, 2001
                       Period End: December 31, 2000

                     Primary Exchange : N/A
                     Ticker: N/A


                          Table of Contents


                            10KSB OTHERDOC

PART I  Business...........................................................3
Item 1  Description of business............................................3
Item 2  Properties........................................................12
Item 3  Legal Proceedings ................................................12
Item 4  Matters to a vote of Security Holders.............................12
PART II ..................................................................12
Item 5  Market for common equity..........................................12
Item 6  MD&A..............................................................12
Item 7  Financial Statements..............................................17
Item 8  Changes in and disagreements with accountants.....................30
PART III .................................................................30
Item 9  Directors and Executive Officers..................................30
Item 10 Executive Compensation............................................32
Item 11 Security ownership of beneficial owners and management............33
Item 12 Certain relationships and related transactions....................35
Item 13 Exhibits..........................................................35





                               UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB

[XX] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSISITION PERIOD FROM ____ TO _____


                        Commission file number:


                         GRIFFIN INDUSTRIES, INC
             (Name of small business issuer in its charter)

                              Maryland
      (State or other Jurisdiction of incorporation or organization)

                             91-1869317

             (I.R.S. Employer Identification Number)

                             25th floor
                          1111 Third Avenue
                            Seattle, WA
                                98101
               (Address of principal executive offices)

                           (206) 326-8090
                     (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Title of Each Class                             Name of Each Exchange on which
Registered                                      ------------------------------
-------------------
Common Stock, $0.001 par value                  Not yet listed

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter) period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

The Issuer's revenue for its most recent fiscal year was $0.00.

As of December 31, 2000, there were 2,869,633 shares of the Issuer's common stock issued and outstanding and the aggregate market value of such common stock held was approximately $ Nil as the Issuer's shares are not yet traded on a public market.

Transitional Small Business Disclosure Format (Check One): Yes ___; No_X_




          INTRODUCTORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include statements regarding (i) our business plan, (ii) risks, (iii) the need for, and availability of, additional financing. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the Company's business plan which involves judgments with respect to, among other things, future economic and competitive conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, actual results may differ materially from those set forth in the

                                      -2-
forward-looking statements. In light of the significant uncertainties inherent in the forward- looking in
Trformation included herein, the inclusion of such infold not be regarded as representation by the Company or any other person that the objectives or plans of the Company will be achieved.




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

     During this time we were contacted by a major underwriter who, after meeting with our management, proposed that we conduct an initial public offering instead of raising private equity capital. The underwriter suggested a roll-up IPO in which the funds to acquire all five companies would be raised.We decided to pursue this approach and engaged another underwriter to act as co-manager of our IPO. We spent the rest of July and August, 1998 meeting with the five sellers and the investment bankers, to prepare for the offering. At a final "all hands" meeting in anticipation of beginning our IPO process, the analyst of the lead underwriter noted that due to worldwide economic conditions, stock prices were falling. He said that his firm had decided to delay its IPO business for the remainder of the year and asked us to wait forconditions to improve. At the underwriter's suggestion, we spent the remainder of 1998 identifying additional heavy equipment companies to be

                                      -3-
acquired with the public offering proceeds.

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

      WE HAVE NEVER MADE AN ACQUISITION AND HAVE INCURRED SUBSTANTIAL LOSSES.

      We have been in existence for approximately three years. In that time we have never acquired a company or had any revenues. Through
December 31, 2000, we have lost a total of $463,012. We may never recover our losses. Our activities have been limited to forming and organizing the Company, raising capital, researching, identifying, conducting due diligence on, and negotiating with, potential acquisition targets, preparing for our initial public offering and related matters. We will not have any revenues

                                      -4-
until some time after we acquire a profitable operating company. We may never be profitable.

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


RISKS REGARDING OUR BUSINESS PLAN

      OUR SHAREHOLDERS WILL SUFFER SEVERE DILUTION.

      We have almost no assets. Therefore, we intend to complete our first acquisition by paying for the target company with newly issued shares of Griffin common stock. This transaction could be structured in many forms, including issuing our shares to the owners of the target company, or entering into a merger with the target. No matter what the form of the transaction,


                                      -5-
the result will be that our current shareholders will be severely diluted, and will end up with only a small percentage of the combined companies.

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

      We plan to grow rapidly.  This rapid growth will require substantial

                                      -6-
resources, which we do not have. We may not be able to acquire the resources we need. To grow effectively, we will need to implement management information systems, develop operating, administrative, financial and accounting systems and controls, coordinate among accounting, finance, marketing and operations and hire and train personnel. We will also have to hire a complete, new management and operations team.

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


                                      -7-
      Some courts have held that Internet services providers and on-line service providers may be liable for damages for copying, distributing or displaying copyrighted materials, although the recently enacted Digital Millennium Copyright Act establishes "safe harbor" procedures that enable Internet service providers to avoid monetary liability for copyright infringement.

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

     OUR NETWORK COULD BE DAMAGED OR FAIL.

     Our network infrastructure could be damaged by human error, physical or

                                      -8-
electronic security breaches, power loss or other facility failures, fire, earthquake, flood, telecommunications failure, sabotage, vandalism and similar events. A natural disaster or other unanticipated problem could cause service interruptions for our customers. In addition, if our telecommunications providers fail to provide the data communications capacity we require as a result of a natural disaster, operational disruption or for any other reason, our customers could experience service disruptions.

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

REGULATORY AND LEGAL UNCERTAINTIES MAKE OUR FUTURE UNCERTAIN.

     Laws and regulations directly applicable to communications and commerce over the Internet are becoming more prevalent. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business. The United States Congress has considered Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually

                                      -9-
explicit material. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online.

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

COMPETITION IN THE INTERNET SERVICES INDUSTRY

     The Internet services industry is intensely competitive and there are few substantial barriers to entry. The companies we acquire will face intense competition from both existing competitors and new market entrants, most of whom will have substantially greater financial, technical and marketing

                                      -10-
resources, larger customer bases, more facilities, longer operating histories, greater name recognition and more established relationships in the industry than our companies may possess. The principal competitive factors in our intended markets include:

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


                                      -11-

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

     As we have almost no cash, we intend to pay for our first acquisition

                                      -12-
entirely with stock, either through the issuance of new shares or a merger. Regardless of the form of the transaction, however, after that first transaction is complete, our current stockholders will own only a small minority of the combined companies.

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

     Most individuals and businesses access the Internet and the World Wide Web sites available on it through an Internet service provider. Internet service providers offer access to the Internet over telephone lines via a modem or through broadband transmission via digital lines, cable, or satellite. Monthly fees may be as low as $9.95 for telephone line access or, for higher speed transmission, as much as $250. Internet service providers may also offer other services including e-mail, Web site design, Web site hosting, e-commerce, banner advertising, and locating client servers at their facility. The market for access to the Internet for individuals and businesses is highly fragmented. There are over 5,000 Internet service providers in the United States. Most

                                      -13-
Internet service providers are small companies with several hundred subscribers. There are a few national and regional publicly traded companies with millions of subscribers. Public companies in the industry include AOL, MindSpring, Voyager.net, Internet America, Frontline Communications, and BiznessOnline.com. This industry is expected to undergo substantial consolidation over the next few years.

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

                                      -14-

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

     Major companies offering these services include Intel, AT&T, MCI, Exodus Communications, Globix Corp., Concentric Networks, and Verio.

     The primary concern for data center customers is to avoid "downtime." They prefer to have dedicated access to the Internet and also want one source

                                      -15-
for connectivity, Web hosting, Web design, server management, equipment components, and twenty-four hour per day service.




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



                                      -16-

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

Financial Statements

Griffin Industries, Inc.
(A development stage enterprise)
December 31, 2000


                          REPORT OF INDEPENDENT AUDITORS



To the Stockholders of
Griffin Industries, Inc.

We have audited the accompanying balance sheets of Griffin Industries, Inc.
(a development stage enterprise) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the years ended December 31, 2000 and 1999 and the period from October 14, 1997 (date of incorporation) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based

                                      -17-
on our audits.

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


                                      -18-
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


                                      -19-
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

                                      -20-
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

                                      -21-
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

                                      -22-
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

The Company has incurred significant losses and negative cash flow from operations since its inception and has an accumulated deficit of $2,360,567 at December 31, 2000 [December 31, 1999 - $1,897,555]. A substantial portion of the losses is attributable to efforts in identifying and evaluating acquisition

                                      -23-
opportunities. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon the continued support of its principal stockholder and obtaining additional financing. There can be no assurance the Company can attain profitable operations or obtain additional financing in the future.

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

Income taxes

Income taxes are accounted for using the liability method. Under this method, future tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Recognition of future tax assets is


                                      -24-
limited to amounts considered by management to be more likely than not of realization in future periods.

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


                                      -25-
In the event of a liquidation or dissolution of the Company, the holders of the common stock shall be entitled to receive all of the net assets of the Company.

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


4. SALES OF UNREGISTERED SECURITIES (cont'd.)

Pursuant to an offering commenced in 1999 23,000 shares for a purchase price

                                      -26-
of $3.00 per share were issued on August 16, 1999 for cash consideration of $60,143 net of share issue costs of $8,857. The Company terminated the offering after it received a Letter of Intent for a venture capital investment. This venture capital investment was not obtained when the Company discontinued its efforts to acquire equipment distributors.

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

4. SALES OF UNREGISTERED SECURITIES (cont'd.)

(ii) Pursuant to the issue of 1,000,000 shares of the common stock of the Company between November 6, 1997 to March 6, 1998, 150,000 warrants were issued to a consultant under an Investor Relations Consulting Agreement. These warrants are exercisable at a price of $1.00 per share and may be exercised prior to December 1, 2002. The fair value of these warrants was

                                      -27-
     nominal, determined using a Black Scholes option pricing model, and no compensation expense has been recognized in these financial statements.

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


                                      -28-
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




                                      -29-
7. RELATED PARTY TRANSACTIONS

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
                      Officer, Director   stockholders(1)


(1) No meeting is currently scheduled
                                      -30-

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

WILLIAM J. NANCE

     Mr. Nance, 50, is one of our two advisory directors. He currently serves as the Treasurer and is a member of the board of directors of Intergroup Corporation a publicly traded company. He served as that company's Chief Operating Officer and Chief Financial Officer from 1987-1990. Mr. Nance is

                                      -31-
also the President and Chief Operating Officer of LightForce Internet Media Inc., an internet entertainment content provider. He is also the President of Century Plaza Printers and Digitext Inc. Mr. Nance also serves as a director of Santa Fe Financial Corporation, Portsmouth Square, Inc., and Healthy Planet Products, Inc., all publicly traded companies. Mr. Nance graduated from California State University Los Angeles and is a Certified Public Accountant.

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

ITEM 10. EXECUTIVE COMPENSATION

To date, we have not paid or accrued any remuneration to any employee. Landon Barretto, our Chief Executive Officer and only current employee has agreed not to receive any salary or any other form of cash compensation until we have successfully completed our first acquisition.All of our executives are eligible to receive grants of stock options under our 1999 Long-Term Stock Incentive Plan. We have not yet granted any options under that plan. In addition, our board of directors, at its sole discretion, may grant bonuses to our executives. As of December 31, 2000, we have one director and no outside directors. Outside directors are entitled to receive an annual retainer fee of $3,000, plus reimbursement of expenses for each meeting of the board of directors and each committee meeting that they attend in person. They also

                                      -32-
receive a fee for attendance in person at any meeting at a per diem rate of $500. Pursuant toa standing resolution of the board, on each January 1 and July 1 each outside director is granted a 5-year option to purchase 10,000 common shares at the then fair market value of our common stock. Those options are fully exercisable as of the date of the grant. We have two former outside directors who each were granted 50,000 of these options. These options expire as follows:

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


                                      -33-
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


                                      -34-
$1.00 per share, expiring December 1, 2002, and 100,000 shares subject to a currently exercisable warrant at $1.00 per share, expiring December 31, 2003.


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

     On October 19, 1998 we entered into a revolving loan arrangement with Mr. Barretto under which he can borrow up to $125,000 at 7.75% per annum. All amounts borrowed under this arrangement are due and payable in full on

                                      -35-
June 30, 2001, extended from December 1, 2000. As of December 31, 2000, a total of $125,688, including principal and interest, was outstanding.

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







                                      -36-
                               SIGNATURES

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

                            GRIFFIN INDUSTRIES INC.

                By: /s/ Landon Barretto,
                   ------------------------------------
                   Landon Barretto
                   President, Chief Executive Officer

Date: April 16, 2001
1


2


1


4
































                                      -37-
1


37