Form 10QSB
period 2001-03-31
GRIFFIN INDUSTRIES INC
filed 2001-05-15
CIK 1049861

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                     or

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

					GRIFFIN INDUSTRIES, INC.
				(A Development Stage Enterprise)
         (Exact name of registrant as specified in its charter)

         Maryland                                  91-1869317
(State or other Jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                             25th Floor
                          1111 Third Avenue
                            Seattle, WA
                                98101
               (Address of principal executive offices)

                           (206) 326-8090
                      (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
X Yes __ No

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
     __ Yes     __ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

CLASS                                 OUTSTANDING AT 03-31-01
Common Stock - $0.001 par value              2,869,633
                                   INDEX


PART I - FINANCIAL INFORMATION

Item 1- 	Financial Statements (unaudited)............................10Q-3
			Condensed Balance Sheets..............................10Q-3
			Condensed Statements of Operations....................10Q-4
			Condensed Statements of Cash Flows....................10Q-7
			Notes to Condensed Financial Statements...............10Q-8

Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations.......................10Q-12


PART II - OTHER INFORMATION............................................10Q-15

EXHIBIT INDEX..........................................................10Q-15
SIGNATURES.............................................................10Q-15






































PART 1
FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                         GRIFFIN INDUSTRIES, INC.
                             BALANCE SHEET
                          AS AT MARCH 31, 2001
                              (UNAUDITED)
                               (in US$)

                                           March 31          December 31
                                             2001               2000
ASSETS
Current
Cash and cash equivalents             $           636        $     4,761
Loan receivable from
 principal stockholder                        113,097            125,688

------------------------------------------------------------------------
                                              113,733            130,449
------------------------------------------------------------------------

Capital asset                                     832                832
------------------------------------------------------------------------
                                      $       114,565        $   131,281
------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable                      $        40,061        $    25,686
------------------------------------------------------------------------
                                               40,061             25,686
------------------------------------------------------------------------

Stockholders' equity (note 4)
Common stock @ $.001 par value                  2,869              2,869
Preferred stock @ $.001 par value               2,500              2,500
Additional paid-in capital                  2,534,539          2,534,539
Unearned compensation                         (60,288)           (73,746)
Accumulated deficit under development      (2,405,116)        (2,360,567)
stage
-------------------------------------------------------------------------
Total stockholders' equity                     74,504            105,595
-------------------------------------------------------------------------
                                      $       114,565        $   131,281







                                     10Q-3
                           GRIFFIN INDUSTRIES, INC.
                     STATEMENT OF OPERATIONS AND DEFICIT
                                  (UNAUDITED)
                                   (in US$)

                            for the three  for the three     Period from
                            month period   month period   October 14, 1997(date
                            ending March   ending March   of incorporation) to
                                2001        2000             March 31, 2001
REVENUE
Investment income          $     2,155  $    6,083  $         95,911
--------------------------------------------------------------------------
                                 2,155       6,083            95,911


EXPENSES
Professional fees               21,375      69,990         1,033,696
Travel                              -       30,000           402,749
Office and miscellaneous        25,329      79,080         1,045,167
Directors' fees                     -        1,500            18,250
Depreciation expense                -           -              1,165
--------------------------------------------------------------------------
                                46,704     180,570         2,501,027
--------------------------------------------------------------------------
Loss                           (44,549)   (174,487)       (2,405,116)

Accumulated deficit,
beginning of period         (2,360,567) (1,897,555)               -
--------------------------------------------------------------------------
Accumulated deficit,
end of period            $  (2,405,116) $(2,072,042) $     (2,405,116)
--------------------------------------------------------------------------

Weighted average
number of common
shares outstanding           2,869,633   2,663,591

Loss per common
share - basic and
diluted                  $      (0.02)  $   (0.07)
---------------------------------------------------------------------------















                                     10Q-4
                    STATEMENTS OF STOCKHOLDERS' EQUITY
                               (DEFICIENCY)


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
-------------------------------------------------------------------------------












                                    10Q-5
                                                                 accumulated
                                                                   deficit
                                                                    under
                     additional           unearned               development
                   paid in capital      compensation                stage
                          $                   $                       $
Balance,
October 14, 1997
Shares to be
issued[note 4]           138,861
Stock issue costs
[note4]                 (141,323)
Loss                                                                (33,637)
-------------------------------------------------------------------------------
Balance,
December 31, 1997         (2,462)                                   (33,637)
-------------------------------------------------------------------------------
Issuance of common
stock [note 4]         2,649,442
Stock issue costs
[note 4]                (358,012)
Loss                                                             (1,147,607)
-------------------------------------------------------------------------------
Balance,
December 31, 1998      2,288,968                                 (1,181,244)
-------------------------------------------------------------------------------
Issuance of common
stock [note 4]            68,977
Issuance of common
stock for services
[note 4]                 185,450           (127,578)
Stock issue costs
[note 4]                  (8,857)
Loss                                                                (716,311)
-------------------------------------------------------------------------------
Balance,
December 31, 1999      2,534,538           (127,578)            (1,897,555)
-------------------------------------------------------------------------------
Stock compensation
expense [note 4]                             53,832
Loss                                                                (463,012)
-------------------------------------------------------------------------------
Balance,
December 31, 2000      2,534,538            (73,746)              (2,360,567)
-------------------------------------------------------------------------------

Stock Compensation                           13,458
Loss                                                                 (44,549)
-------------------------------------------------------------------------------
Balance,
March 31, 2000         2,534,538            (60,288)              (2,405,116)





                                     10Q-6

                           GRIFFIN INDUSTRIES, INC.
                           STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                                  (in US$)
                                                             Period from
                             for the three  for the three  October 14,1997(date
                             month period   month period   of incorporation) to
				     ending March	  ending March     March 31, 2001
                                 2001        2000
OPERATING ACTIVITIES
Loss                    $     (44,549) $  (174,489) $      (2,405,116)
Add items not
affecting cash:
   Accrued interest            (2,149)      (2,435)           (12,837)
   Depreciation expense            -            -               1,165
   Stock based
    compensation               13,458           -             125,712
----------------------------------------------------------------------------
                              (33,240)    (176,924)        (2,291,076)

Changes in operating
liabilities:
   Accounts payable
    and accrued
    expenses                   14,375           -              40,061
----------------------------------------------------------------------------
Cash used in operating
activities                    (18,865)    (176,924)        (2,251,015)
----------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital
 assets                            -            -              (1,997)
Loan receivable                14,740        7,000           (100,260)
----------------------------------------------------------------------------
Cash provided by (used in)
 operating activities          14,740        7,000           (102,257)
----------------------------------------------------------------------------
 FINANCING ACTIVITIES
Proceeds from common and
 preferred stock                   -            -           2,353,908
----------------------------------------------------------------------------
Cash provided by
 financing activities              -            -           2,353,908
----------------------------------------------------------------------------

Increase (decrease) in
 cash during the period        (4,125)    (169,924)               636
Cash and cash equivalents,
 beginning of period            4,761      410,925                 -
----------------------------------------------------------------------------
Cash and cash equivalents,
end of period             $       636   $  241,001       $        636


                                     10Q-7

                         GRIFFIN INDUSTRIES, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)
                               (in US $)

1. UNAUDITED INTERIM FINANCIAL STATEMENTS

The financial statements as of March 31, 2001 have been prepared by the Company assuming that it will continue as a going concern. These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's audited financial statements for the period ended December 31, 2000.


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





                                     10Q-8
Income taxes

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


3. RELATED PARTY TRANSACTIONS

Substantially all of the company's operations are managed by the Company's Principal Stockholder and executive, management and administrative services are provided by a company wholly owned by the Principal Stockholder. During the period the Company paid $4,000 [December 31, 2000 - $194,500] for management and administrative services. Additional management and administrative services with a fair value of $14,470 were provided at no cost to the Company in settlement of the loan receivable from the Principal Stockholder.

In 1998, the Company entered into an unsecured revolving loan agreement with a director and major shareholder whereby he can borrow up to $125,000 at 7.75% per annum. At March 31, 2001, the Company had a balance of $113,097 owing from the director which matures June 30, 2001 and includes net advances of $110,948 and interest charged at 7.75% of $2,149 [December 31,2000 - $125,000 and accrued interest $7,662].


4. SALES OF UNREGISTERED SECURITIES

[a]	Shares authorized

	50,000,000 shares of common stock, $.001 par value
	 5,000,000 shares of preferred stock, $.001 par value

The shareholders of common stock are entitled to one vote per share of common stock held and the shares are fully transferable subject to applicable laws.

The issued and outstanding preferred stock consists of "Series A" convertible preferred stock, where each Series A convertible preferred stock will convert into five shares of common stock upon and subject to: a change in control of the Company; any tender offer of shares made under Section 14 of the Securities and Exchange Act which, upon approval and completion, would effect a significant change of control of the Company; or a liquidation or dissolution of the Company. The Company and its stockholders have approved a plan to reincorporate

                                     10Q-9
the Company in the State of Delaware. The Principal Stockholder has agreed to surrender all Series A preferred stock to the Company for no consideration in connection with the reincorporation of the Company into Delaware.

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

On May 13, 1999, 500,000 shares of common stock were issued to the Principal Stockholder of the Company for compensation of his role as a director of the Company. Those shares may not be transferred for a period of three years from the grant date and shall be forfeited if, on or before the third anniversary of the grant date the director voluntary resigns his position as Chairman of the Company or is removed, for cause, from his position as Chairman. All shares granted hereby that are still held by the director upon such resignation or removal shall be repurchased by the Company for $0.01 per share. The fair value of these shares of $161,500 is expensed over the three year period. For the period ending March 31, 2001, $53,832 (1999 - $33,922) was expensed.



                                     10Q-10
4. SALES OF UNREGISTERED SECURITIES (cont'd.)

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

[c]	Warrants

No.of Common             Exercise             	Expiration
Shares Issuable           Price                 Date
-----------------------------------------------------------------------

388,000                     $1.00               December 01, 2002
500,000                     $1.00               March 17, 2003
100,000                     $1.00               December 31, 2003
-----------------------------------------------------------------------


4. SALES OF UNREGISTERED SECURITIES (cont'd.)

[d]	Stock options

On February 1, 1999 the Company adopted its 1999 long-term Stock Incentive Plan pursuant to which it can grant options and other awards to qualifying individuals. 458,914 common shares have been reserved for issuance pursuant to the plan. No options under this plan are outstanding at March 31, 2001.

At March 31, 2001, the Company has granted fully exercisable options to directors as follows:

      Number of
	common shares	   Exercise
	issuable	          price	            Date of expiry
-----------------------------------------------------------------------
	 20,000	          $1.00	            January 1, 2003
	 20,000	          $3.00         	July 1, 2003
	 20,000	          $3.00	            January 1, 2004
	 20,000	          $3.00	            July 1, 2004
	 20,000	          $3.00	            January 1, 2005
-----------------------------------------------------------------------
      100,000
-----------------------------------------------------------------------











                                    10Q-11
Stock options for the respective periods and the number of stock options outstanding are summarized as follows:


                            Number of 			Weighted average
                           common shares	    	       exercise price
	                     under option	             $
----------------------------------------------------------------------
Balance, December 31, 1999	80,000	          		2.50
Options granted	            20,000	          		3.00
-----------------------------------------------------------------------
Balance, December 31, 2000
and March 31, 2001           100,000	          		2.60
-----------------------------------------------------------------------


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation" presented in the Company's 2000 Annual Report on Form 10-KSB.

INTRODUCTORY NOTE

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward looking statements be subject to the safe harbors created thereby.



OVERVIEW

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

After identifying, contacting and investigating many heavy equipment companies, we determined that it would be more profitable to purchase entire companies or businesses. As a result, we terminated our status as a business development company and our regulation under the Investment Company Act of 1940 and we began efforts to simultaneously acquire several companies in the heavy

                                    10Q-12
equipment industry. By Summer, 1998, we had completed valuations and financial due diligence on five target companies, and signed letters of intent or similar arrangements with each of them. We also completed due diligence and acquisition documentation with one of the five.

However, heavy equipment valuations became depressed and we therefore discontinued our efforts in that sector and sought a different sector where greater shareholder returns would be available.

After conducting extensive research, our board decided to pursue a consolidation plan in the Internet services sector. In January, 2000 we executed a nonbinding letter of intent to acquire our first Internet services company. However, we did not complete the acquisition because we were unable to raise the necessary funds during an early 2000 market downturn in the Internet sector.

Since that time, we have not actively conducted significant operations. Our plan for fiscal 2001 is to resume active operations by taking some or all of the following steps:

* Obtain active quotation for our common stock on the OTC Bulletin Board
* Raise the additional capital necessary to enable us to investigate and negotiate with additional acquisition targets
* Identify, conduct due diligence on, and acquire our first acquisition in a stock transaction


LIQUIDITY AND CAPITAL RESOURCES

The company has limited liquidity and capital resources. The Company's cash balances have decreased by $4125.00 from the period ending December 2000. The Company has almost no cash and has ceased active operations. To resume active operations, the Company will need to raise additional cash, most likely by selling more shares. The Company will need capital to pay for the costs of identifying, researching, negotiating with, and performing due diligence on potential acquisition targets. The Company will also need to raise significant additional funds and/or issue significant amounts of our securities, to finance each of our acquisitions. All of these capital requirements are likely to dilute the ownership of our current shareholders. The Company may not be able to raise the cash we need.

The Company relies on Barretto Pacific Corporation, a company wholly owned by Landon Barretto the Principal Shareholder for executive, managerial and administrative services.

The Company has a revolving loan arrangement with Mr. Barretto under which he can borrow up to $125,000 at 7.75% per annum. All amounts borrowed under this arrangement are due and payable in full on June 30, 2001. As of March 31, 2001, a total of $113,097, including principal and interest, is outstanding. A portion of the loan principal has been reduced by $14,740 for the period which comprises the value of services which were provided at no cost by Barretto Pacific Corporation, a company wholly owned by Landon Barretto.



                                     10Q-13
RESULTS OF OPERATIONS


Our only revenue to date is for interest earned on cash and cash equivalent balances and a note receivable from a director. From inception through March 31, 2001, this totaled $95,911. Investment revenue decreased $3,928 from $6,083, or, 64.57% from the corresponding prior year period. This decrease was due to reduced cash and cash equivalent balances.

Total costs and expenses decreased for the three month period ending
March 31, 2001 from $180,570 to $46,704 or 74.14% from the corresponding prior year period. This decrease was primarily due to reduced operating and acquisition activities during the period.

Professional fees decreased for the three month period ending
March 31, 2001 from $69,990 to $21,375, or %70 from the corresponding prior year period, primarily as a result of reduced due diligence activity with respect to acquisitions. Professional fees consist primarily of the fees we have paid to conduct due diligence on acquisition candidates, to prepare the documents necessary to raise capital and to prepare for an intended initial public offering.

Management fees decreased for the three month period ending March 31,2001 from $75,000, to $4000, or 94.67% from the corresponding prior year period primarily due to a decrease in operations during the period. Management fees are paid to Barretto Pacific Corporation, a wholly owned company of Landon Barretto, for executive, managerial, and administrative services. These expenses consist primarily of the cost of travel, entertainment, rent and utilities. General and administrative costs are expected to increase to support our growth.

Office and miscellaneous decreased from $79,080 to $25,329 or 67.97%% from the corresponding prior year period due to a decrease in office expenses. Office and miscellaneous also includes services valued at $7,000 provided from Barretto Pacific, a company wholly owned by Landon Barretto. These services consist partly of the salary and associated benefits of an employee from the period of January 1, 2001 to March 31, 2001, whose services were also provided through a co-employment agreement between the Company and Barretto Pacific Corporation.

The Company's cash and cash equivalents balances have decreased $4,125 from $4,761 in the period ending December 31, 2000 to $636.00 in the period ending March 31, 2001.

FUTURE OPERATING RESULTS

The Company's future operating results will be wholly dependent upon the success of the investment and acquisition decisions that the Company will make. As such, no assurance or accurate estimation can be given regarding such operating results.






                                     10Q-14
PART 11
OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
		None

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
		None

Item 3.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
		None

Item 4.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
		Previously reported

Item 5.	REPORTS ON FORM 8-K AND EXHIBITS

(a) Reports on Form 8-K

None

(b) Exhibits

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

                            GRIFFIN INDUSTRIES INC.

                By: /s/ Landon Barretto
                   ------------------------------------
                   Landon Barretto
                   President, Chief Executive Officer

Date: March 11, 2001
                                     10Q-15
1


3