Form 10QSB
period 2001-06-30
GRIFFIN INDUSTRIES INC
filed 2001-08-14
CIK 1049861

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                     or

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

CLASS                                 OUTSTANDING AT 06-30-01
Common Stock - $0.001 par value              2,869,633
                                   INDEX


PART I - FINANCIAL INFORMATION

Item 1-  Financial Statements (unaudited)............................10Q-3
               Condensed Balance Sheets..............................10Q-3
               Condensed Statements of Operations....................10Q-4
               Condensed Statements of Cash Flows....................10Q-5
               Notes to Condensed Financial Statements...............10Q-6
Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations..................10Q-8


PART II - OTHER INFORMATION.........................................10Q-11
EXHIBIT INDEX.......................................................10Q-11
SIGNATURES..........................................................10Q-12








































PART 1
FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                               GRIFFIN INDUSTRIES, INC.
                                    BALANCE SHEET
                         (see Note 1 - Basis of Presentation)
                                    (UNAUDITED)
                                      (in US$)

                                   June 30,                         December 31,
                                     2001                               2000
ASSETS
Current                                                         $
Cash and cash equivalents             519                                 4,761
Loan receivable                    88,931                               125,688
                                 --------                            ----------
                                   89,450                               130,449

Capital asset                         832                                   832
                                ---------                            ----------
                           $       90,282                        $      131,281
                                ---------                            ----------

LIABILITIES AND
STOCKHOLDERS' EQUITY

Current
Accounts payable and
accrued expenses           $       38,505                        $       25,686
                                ---------                             ---------
                                   38,505                                25,686

Stockholders' equity (note 4)
Preferred stock @
   $0.001 par value                 2,500                                 2,500
Common stock @
   $0.001 par value                 2,869                                 2,869
Additional paid-in
   Capital                      2,534,359                             2,534,539
Unearned compensation             (46,830)                              (73,746)

Accumulated deficit
under development stage        (2,441,301)                          (2,2360,567)

Total stockholders' equity         51,777                               105,595
                               ----------                          ------------
                            $      90,282                        $      131,281
                               ----------                          ------------




                                     10Q-3

                               GRIFFIN INDUSTRIES, INC.
                          STATEMENT OF OPERATIONS AND DEFICIT
                         (see Note 1 - Basis of Presentation)
                                   (UNAUDITED)
                                    (in US $)

                              For the             For the          Period from
                              three                six             October 14
                              months              months           1997 to
                              Ended               ended            June 30,2001
                      June 30,      June     June 30,    June 30,
                      2001          2000     2001        2000

REVENUE
Investment income       1,691      4,335       3,846      10,418         97,602
                     --------   --------     -------      ------        -------
                        1,691      4,335       3,846      10,418         97,602
                     --------   --------     -------      ------        -------

EXPENSES
Professional fees       6,055     44,020      27,430     114,009      1,039,751
Travel                      -     24,791           -      54,792        402,749
Office and
   miscellaneous       31,822     79,979      57,150     172,518      1,076,988
Directors' fees             -          -           -       1,500         18,250
Depreciation expense        -          -           -           -          1,165
                      -------    -------      ------     -------      ---------
                       37,877    148,790      84,580     342,819      2,538,903
                      -------    -------      ------     -------      ---------

Loss                  (36,186)  (144,455)    (80,734)    (332,401)   (2,441,301)

Accumulated
   Deficit (under
   development stage
   Beginning of
   Period)        (2,405,115) (2,072,043) (2,360,567)  (1,897,555)            -

Accumulated
   Deficit (under
   development stage
   End of
   Period)        (2,441,301) (2,216,498) (2,441,301)  (2,229,956)   (2,441,301)

Weighted average
   Number Of
   common shares
   Outstanding     2,869,633   2,663,591   2,869,633    2,663,591

Loss per share -
   basic
   And diluted        $(0.01)     $(0.05)     $(0.03)      $(0.12)
                  --------------------------------------------------------------
                  --------------------------------------------------------------


                                      10Q-4
                             GRIFFIN INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                      (see Note 1 - Basis of Presentation)
                                  (UNAUDITED)
                                  (in U.S. $)

                                                                   Period from
                              For the six       For the six        October 14,
                              month period      month period       1997 to
                              ending            ending             June 30, 2001
                              June 30, 2001     June 30, 2000

OPERATING ACTIVITIES
Loss                          (80,734)         (332,401)            (2,441,301)
Add items not
  affecting cash:
    Accrued interest           (3,840)           (4,917)               (16,677)
    Depreciation Expense
    Non-cash services received
    From the principal
    Shareholder                30,044                 -                  1,165
    Stock based compensation   26,916            26,916                139,170
                               ------           -------              ---------
                              (27,614)         (310,402)            (2,317,643)

Changes in operating
liabilities:
  accounts payable
  and accrued expenses         12,819                 -                 38,505
                              -------           -------             ----------
 Cash used in operating
activities                    (14,795)         (310,402)            (2,279,138)

INVESTING ACTIVITIES
Purchase of capital assets          -                 -                 (1,997)
Loan receivable from
Principal shareholder          10,553             7,000                (72,254)
                               ------           -------              -----------
cash provided by (used in)
operating activities           10,533             7,000                (74,251)

FINANCING ACTIVITIES
Proceeds from common and
   preferred stock                  -                 -              2,353,908
                               ------           -------              ---------
Cash provided by
   financing activities             -                 -              2,353,908

Increase (decrease) in
   cash during the period      (4,242)         (303,402)                   519
Cash and cash equivalents,
   beginning of period          4,761           410,402                      -
                                -----           -------              ---------
Cash and cash equivalents,
   end of period                  519           107,523                    519

                                     10Q-5
                         GRIFFIN INDUSTRIES, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)
                               (in US $)

1. BASIS OF PRESENTATION

These financial statements have been prepared by management on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the forseeable future.

The Company has incurred significant losses and negative cash flow from operations since its inception and has an accumulated deficit of $2,441,301 at June 30, 2001 (December 31, 2000 - $2,360,567). A substantial portion of the losses is attributable to efforts in identifying and evaluating acquisition opportunities. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon the continued support of its principal stockholder and obtaining additional financing. There can be no assurance the Company can attain profitable operations or obtain additional financing in the future.

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefor be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

These statements are unaudited and, in the opinion of management, include all adjustments(consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's audited financial statements for the period ended
December 31, 2000.


2. RELATED PARTY TRANSACTIONS

Substantially all of the company's operations are managed by the Company's Principal Stockholder and executive, management and administrative services are provided by a company wholly owned by the Principal Stockholder. During the period ended June 30, 2001 the Company paid nil [December 31, 2000 - $194,500] for management and administrative services. Additional management and administrative services with a fair value of $30,044 were provided at no cost to the Company in settlement of the loan receivable from the Principal Stockholder.

In 1998, the Company entered into an unsecured revolving loan agreement with a director and major shareholder whereby he can borrow up to $125,000 at 7.75% per annum. At June 30, 2001, the Company had a balance of $88,931 owing from the


                                      10Q-6
director which matures June 30, 2002 and includes net advances of $77,429 and interest charged at 7.75% of $11,502 [December 31,2000 - $125,000 and accrued interest $7,662].

3. SALES OF UNREGISTERED SECURITIES

[a]     Shares authorized

        50,000,000 shares of common stock, $.001 par value
         5,000,000 shares of preferred stock, $.001 par value

The shareholders of common stock are entitled to one vote per share of common stock held and the shares are fully transferable subject to applicable laws.

The issued and outstanding preferred stock consists of "Series A" convertible preferred stock, where each Series A convertible preferred stock will convert into five shares of common stock upon and subject to: a change in control of the Company; any tender offer of shares made under Section 14 of the Securities and Exchange Act which, upon approval and completion, would effect a significant change of control of the Company; or a liquidation or dissolution of the Company. The Company and its stockholders have approved a plan to reincorporate the Company in the State of Delaware. The Principal Stockholder has agreed to surrender all Series A preferred stock to the Company for no consideration in connection with the re-incorporation of the Company into Delaware.

In the event of a liquidation or dissolution of the Company, the holders of the common stock shall be entitled to receive all of the net assets of the Company.

[b]     Warrants

As at June 30, 2001 the company has the following warrants outstanding:

No.of Common             Exercise               Expiration
Shares Issuable           Price                 Date
-------------------------------------------------------------------------

388,000                     $1.00               December 01, 2002
500,000                     $1.00               March 17, 2003
100,000                     $1.00               December 31, 2003
-------------------------------------------------------------------------
















                                     10Q-7
[c]     Stock options

At June 30, 2001, the Company has the following exercisable options to directors:

      Number of
        common shares      Exercise
        issuable           price             Date of expiry
-------------------------------------------------------------------------
         20,000           $1.00             January 1, 2003
         20,000           $3.00             July 1, 2003
         20,000           $3.00             January 1, 2004
         20,000           $3.00             July 1, 2004
         20,000           $3.00             January 1, 2005
-------------------------------------------------------------------------
        100,000
-------------------------------------------------------------------------

Stock options for the respective periods and the number of stock options outstanding are summarized as follows:


                            Number of                   Weighted average
                           common shares                exercise price
                             under option                    $
------------------------------------------------------------------------
Balance, December 31, 1999      80,000                          2.50
Options granted                 20,000                          3.00
------------------------------------------------------------------------
Balance, December 31, 2000
and June 30, 2001              100,000                          2.60
------------------------------------------------------------------------


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

OVERVIEW

Griffin Industries, Inc. was incorporated in Maryland on October 14, 1997,to be a venture capital vehicle for investors. As such, we were qualified as a


                                    10Q-8
business development company under the Investment Company Act of 1940 and voluntarily submitted to the Securities and Exchange Commission's public reporting requirements. As a business development company, we were eligible to make investments in qualifying companies and would have earned our returns, if any, upon the sale of those investments.

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

After conducting extensive research, our board decided to pursue a consolidation plan in the Internet services sector. In January, 2000 we executed a non binding letter of intent to acquire our first Internet services company. However, we did not complete the acquisition because we were unable to raise the necessary funds during an early 2000 market downturn in the Internet sector.

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


LIQUIDITY AND CAPITAL RESOURCES

The company has limited liquidity and capital resources. The Company's cash balances have decreased by $4,242 from the period ending December 2000.
The Company has almost no cash and has ceased active operations. To resume active operations, the Company will need to raise additional cash, most likely by selling more shares. The Company will need capital to pay for the costs of identifying, researching, negotiating with, and performing due diligence on potential acquisition targets. The Company will also need to raise significant additional funds and/or issue significant amounts of our securities, to finance each of our acquisitions. All of these capital requirements are


                                    10Q-9
likely to dilute the ownership of our current shareholders. The Company may not be able to raise the cash we need.

The Company relies on Barretto Pacific Corporation, a company wholly owned by Landon Barretto the Principal Shareholder for executive, managerial and administrative services.

The Company has a revolving loan arrangement with Mr. Barretto under which he can borrow up to $125,000 at 7.75% per annum. All amounts borrowed under this arrangement are due and payable in full on June 30, 2002. As of June 30, 2001, a total of $88,931, including principal and interest, is outstanding. A portion of the loan principal has been reduced by $15,000 for the period which comprises the value of services which were provided at no cost by Barretto Pacific Corporation, a company wholly owned by Landon Barretto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30,2000

Our only revenue to date is for interest earned on cash and cash equivalent balances and a note receivable from a director. From inception through June 30, 2001, this totaled $97,602. Investment revenue decreased $2,644 from $4,355 or, 61% from the corresponding prior year period. This decrease was due to reduced cash and cash equivalent balances.

Total costs and expenses decreased for the three month period ending
June 30, 2001 from $148,790 to $37,877 or 74% from the corresponding prior year period. This decrease was primarily due to reduced operating and acquisition activities during the period.

Professional fees decreased for the three month period ending
June 30, 2001 from $44,020 to $6,055, or 86% from the corresponding prior year period, primarily as a result of reduced due diligence activity with respect to acquisitions. Professional fees consist primarily of the fees we have paid legal and accounting.

Office and miscellaneous decreased from $66,520 to $31,821 or 52% from the corresponding prior year period due to a decrease in office expenses. Management fees, which are included in office and miscellaneous expenses, decreased for the three month period June 30, 2001 from $65,500 to nil, from the corresponding prior year period primarily due to a decrease in operations during the period. Management fees are paid to Barretto Pacific Corporation, a wholly owned company of Landon Barretto, for executive managerial, and administrative services. These expenses consist primarily of the cost of travel, entertainment, rent and utilities. General and administrative costs are expected to increase to support our growth. Office and miscellaneous also includes services valued at $15,304 provided from Barretto Pacific, a company wholly owned by Landon Barretto. These services consist partly of the salary and associated benefits of an employee from the period of January 1, 2001 to June 30, 2001, whose services were also provided through a co-employment agreement between the Company and Barretto Pacific Corporation.

The Company's cash and cash equivalents balances have decreased $4,242 from $4,761 to $519 in the period ending December 31, 2000 to $519 in the period ending June 30, 2001.

                                     10Q-10
FUTURE OPERATING RESULTS

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







                                    10Q-11
SIGNATURES

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

                            GRIFFIN INDUSTRIES INC.

                By: /s/ Landon Barretto
                   ------------------------------------
                   Landon Barretto
                   President, Chief Executive Officer

Date: August 14, 2001










































                                    10Q-11