Form 10QSB
period 2001-09-30
GRIFFIN INDUSTRIES INC
filed 2001-11-06
CIK 1049861

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                     or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

CLASS                                 OUTSTANDING AT 09-30-2001
Common Stock - $0.001 par value       		2,869,633
                                   INDEX


PART I - FINANCIAL INFORMATION

Item 1- 	Financial Statements (unaudited)............................10Q-3
		Condensed Balance Sheets....................................10Q-3
            Condensed Statements of Operations and Deficit..............10Q-4
			Condensed Statements of Cash Flows....................10Q-6
			Notes to Condensed Financial Statements...............10Q-8

Item 2 - Management's Discussion and Analysis of
   Financial Condition and Results of Operations.......................10Q-10


PART II - OTHER INFORMATION............................................10Q-13

EXHIBIT INDEX..........................................................10Q-13
SIGNATURES.............................................................10Q-14






































PART 1
FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                          GRIFFIN INDUSTRIES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET
                             (UNAUDITED)
                              (in US$)



                            September 30, 2001             December 31, 2000
ASSETS

Current
Cash and cash equivalents      $        94                   $    4,761
Loan receivable                     60,966                      125,688
                                ----------                   ----------
Total current assets                61,060   			    130,449

Capital asset                          832                          832
                                ----------                    ---------
Total assets                   $    61,892                   $  131,281


LIABILITIES AND STOCKHOLDERS'
EQUITY

Current
Accounts payable and
accrued expenses               $   30,330                    $   25,686
                                ---------                     ---------
Total current liabilities          30,330                        25,686

Stockholders' equity
Preferred stock, $.001 par value,
5,000,000 shares authorized,
2,500,000 shares issued and
outstanding                         2,500                         2,500
Common stock, $.001 par value,
50,000,000 shares authorized,
2,869,633 shares issued and
outstanding                         2,869                         2,869
Additional paid-in capital      2,534,539                     2,534,539
Unearned compensation             (33,372)                      (73,746)
Accumulated deficit under
development stage              (2,474,974)                   (2,360,567)
                               -----------                   -----------
Total stockholders' equity         31,562                       105,595

Total liabilities and
stockholders' equity            $  61,892                    $  131,281

                                     10Q-3
                         GRIFFIN INDUSTRIES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF OPERATIONS AND DEFICIT
                                (UNAUDITED)
                                  (in US$)



                         For the three                For the nine months
                          months ended                   months ended
                  September 30,    September 30,   September 30, September 30,
                      2001             2000           2001          2000

REVENUE
Investment income        $1,159          $3,000          $5,005       $13,418
                      ---------        --------         -------       -------
                          1,159           3,000           5,005        13,418


EXPENSES
Professional fees         1,993          49,001          29,423       163,011
Travel                        -          10,778               -        65,569
Office and
miscellaneous            32,839          91,172          89,989       236,774
Directors' fees               -             750               -         2,250
Depreciation expense          -               -               -             -
                      ---------        --------         -------       -------
                         34,832         151,701         119,412       467,604


Loss                    (33,673)       (148,701)       (114,407)     (454,186)


Accumulated deficit,
beginning of period  (2,441,301)     (2,203,040)     (2,360,567)   (1,897,555)

Accumulated deficit,
end of period       $(2,474,974)    $(2,351,741)    $(2,474,974)  $(2,351,741)


Weighted average
number of common
shares outstanding    2,869,633       2,663,591       2,869,633     2,663,591

Loss per common
share - basic and
diluted                 $(0.01)          $(0.06)        $(0.04)        $(0.17)








                                     10Q-4

                           Period from October 14, 1997
                              to September 30, 2001
REVENUE
Investment Income                  $98,761
                                 ---------
                                   $98,761

EXPENSES
Professional fees                1,041,744
Travel                             402,749
Office & miscellaneous           1,109,827
Directors' fees                     18,250
Depreciation expense                 1,165
                                 ---------
                                 2,573,735

LOSS                           (2,474,974)

Accumulated deficit,
beginning of period                     -

Accumulated deficit,
end of period                $(2,474,974)

































                                     10Q-5
                             GRIFFIN INDUSTRIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                    (in US$)





                                For the nine
                                 months ended                Period from
                       September 30,   September 30,       October 14, 1997
                            2001            2000        to September 30, 2001
OPERATING ACTIVITIES

Loss for the period    $ (114,407)     $ (454,186)                 $(2,474,974)
Add items not
affecting cash:
  Accrued interest        (4,999)         (7,447)                     (15,687)
  Depreciation
   expense                     -               -                        1,165
  Stock based
   compensation           40,374          40,375                      152,628
                        --------        --------                    ---------
                         (79,032)       (421,258)                  (2,336,868)

Changes in operating
liabilities:
  Accounts payable
   & accrued expenses     4,644           18,952                       30,330
                        -------         --------                    ---------
Cash used in operating
 activities             (74,388)        (402,306)                  (2,306,538)



INVESTING ACTIVITIES

Purchase of capital
  assets                      -                -                       (1,997)
Loan receivable          69,721            7,000                      (45,279)
                       --------         --------                    ----------
Cash provided by
 (used in) operating
 activities              69,721            7,000                      (47,276)










                                     10Q-6
FINANCING ACTIVITIES

Proceeds from common
  and preferred stock        -                -                     2,353,908
                       -------          -------                     ---------
Cash provided by
  financing activities       -                -                     2,353,908


Increase (decrease)
  in cash and cash
  equivalents during
  the period           (4,667)         (395,306)                           94
Cash and cash
  equivalents,
  beginning of period   4,761           410,925                             -
                       -------          -------                     ---------
Cash and cash
  equivalents,
  end of period      $     94       $    15,619                  $         94




































                                     10Q-7
                         GRIFFIN INDUSTRIES, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (UNAUDITED)
                               (in US$)


1. BASIS OF PRESENTATION

These financial statements have been prepared by management on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the forseeable future.

The Company has incurred significant losses and negative cash flow from operations since its inception and has an accumulated deficit of $2,474,974 at September 30, 2001 (December 31, 2000 - $2,360,567). A substantial portion of the losses is attributable to efforts in identifying and evaluating acquisition opportunities. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon the continued support of its principal stockholder and obtaining additional financing. There can be no assurance the Company can attain profitable operations or obtain additional financing in the future.

These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

These statements are unaudited and, in the opinion of management, include all adjustments(consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United
States have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company's audited financial statements for the period ended
December 31, 2000.

2. RELATED PARTY TRANSACTIONS

Substantially all of the company's operations are managed by the Company's Principal Stockholder and executive, management and administrative services are provided by a company wholly owned by the Principal Stockholder. During the period the Company paid nil [September 30, 2000 - $190,500] for management and administrative services. Additional management and administrative services with a fair value of $15,000 were provided at no cost to the Company in settlement of the loan receivable from the Principal Stockholder.

In 1998, the Company entered into an unsecured revolving loan agreement with a director and major shareholder whereby he can borrow up to $125,000 at 7.75% per annum. At September 30, 2001, the Company had a balance of $60,966 owing from the director which matures June 30, 2002 and includes net advances of $45,279


                                     10Q-8
and interest charged at 7.75% of $15,687 [December 31,2000 - $115,000 and accrued interest $10,668].


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

 [b]	Warrants

No.of Common              Exercise             	Expiration
Shares Issuable           Price                 Date
- -----------------------------------------------------------------------

388,000                     $1.00               December 01, 2002
500,000                     $1.00               March 17, 2003
100,000                     $1.00               December 31, 2003
- -----------------------------------------------------------------------


















                                     10Q-9

[c]	Stock options



At September 30, 2001, the Company has granted fully exercisable options to directors as follows:

      Number of
	common shares	   Exercise
	issuable	          price	            Date of expiry
- -----------------------------------------------------------------------
	 20,000	          $1.00	            January 1, 2003
	 20,000	          $3.00         	July 1, 2003
	 20,000	          $3.00	            January 1, 2004
	 20,000	          $3.00	            July 1, 2004
	 20,000	          $3.00	            January 1, 2005
-------------------------------------------------------------------------
      100,000
-------------------------------------------------------------------------



Stock options for the respective periods and the number of stock options outstanding are summarized as follows:


                            Number of 			Weighted average
                           common shares	    	       exercise price
	                     under option	                   $
- ----------------------------------------------------------------------
Balance, December 31, 1999	80,000	          		2.50
Options granted	            20,000	          		3.00
- -----------------------------------------------------------------------
Balance, December 31, 2000
and September 30, 2001       100,000	          		2.60
- -----------------------------------------------------------------------


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


                                     10Q-10
OVERVIEW

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

After identifying, contacting and investigating many heavy equipment companies, we determined that it would be more profitable to purchase entire companies or businesses. As a result, we terminated our status as a business development company and our regulation under the Investment Company Act of 1940 and we began efforts to simultaneously acquire sseveral companies in the heavy equipment industry. By Summer, 1998, we had completed valuations and financial due diligence on five target companies, and signed letters of intent or similar arrangements with each of them. We also completed due diligence and acquisition documentation with one of the five.

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


LIQUIDITY AND CAPITAL RESOURCES

The company has limited liquidity and capital resources. The Company's cash balances have decreased by $4,667 from the period ending December 2000. The Company has almost no cash and has ceased active operations. To resume active operations, the Company will need to raise additional cash, most likely by selling more shares. The Company will need capital to pay for the


                                     10Q-11
costs of identifying, researching, negotiating with, and performing due diligence on potential acquisition targets. The Company will also need to raise significant additional funds and/or issue significant amounts of our securities, to finance each of our acquisitions. All of these capital requirements are likely to dilute the ownership of our current shareholders. The Company may not be able to raise the cash we need.

The Company relies on Barretto Pacific Corporation, a company wholly owned by Landon Barretto the Principal Shareholder for executive, managerial and administrative services.

The Company has a revolving loan arrangement with Mr. Barretto under which he can borrow up to $125,000 at 7.75% per annum. All amounts borrowed under this arrangement are due and payable in full on June 30, 2002. As of September 30, 2001, a total of $60,966, including principal and interest, is outstanding. A portion of the loan principal has been reduced by $15,000 for the period which comprises the value of services which were provided at no cost by Barretto Pacific Corporation, a company wholly owned by Landon Barretto.



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30,2000

Our only revenue to date is for interest earned on cash and cash equivalent balances and a note receivable from a director. From inception through September 30, 2001, this totaled $98,761. Investment revenue decreased $1,841 from $3000 or, 61% from the corresponding prior year period. This decrease was due to reduced cash and cash equivalent balances.

Total costs and expenses decreased for the three month period ending
September 30, 2001 from $151,701 to $34,832 or 77% from the corresponding prior year period. This decrease was primarily due to reduced operating and acquisition activities during the period.

Professional fees decreased for the three month period ending
September 30, 2001 from $49,001 to $1,993, or 96% from the corresponding prior year period, primarily as a result of reduced due diligence activity with respect to acquisitions. Professional fees consist primarily of the fees we have paid legal and accounting. Travel expenses decreased for the three month period ending September 30, 2001 from $10,778 to nil, or 100% from the corresponding prior year period, primarily due as a result of reduced operating activities during the period.

Management fees, which are included in office and miscellaneous expenses, decreased for the three month period ending September 30,2001 from $50,000, to nil, or 100% from the corresponding prior year period primarily due to a decrease in operations during the period. Management fees are paid to Barretto Pacific Corporation, a wholly owned company of Landon Barretto, for executive, managerial, and administrative services. These expenses consist primarily of the cost of travel, entertainment, rent and utilities. General and administrative costs are expected to increase to support our growth.

                                     10Q-12
Office and miscellaneous decreased from $91,172 to $32,839 or 64% from the corresponding prior year period due to a decrease in office expenses. Office and miscellaneous also includes services valued at $15,000 provided from Barretto Pacific, a company wholly owned by Landon Barretto. These services consist partly of the salary and associated benefits of an employee from the period of January 1, 2001 to September 30, 2001, whose services were also provided through a co-employment agreement between the Company and Barretto Pacific Corporation.

The Company's cash and cash equivalents balances have decreased $4667 from $4761 in the period ending December 31, 2000 to $94 in the period ending September 30, 2001.

FUTURE OPERATING RESULTS

The Company's future operating results will be wholly dependent upon the success of the investment and acquisition decisions that the Company will make. As such, no assurance or accurate estimation can be given regarding such operating results.



PART 11
OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-k

(a) None


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





                                      10Q-13
SIGNATURES

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

                            GRIFFIN INDUSTRIES INC.

                By: /s/ Landon Barretto
                   ------------------------------------
                   Landon Barretto
                   President, Chief Executive Officer

Date: November 6, 2001










































                                     10Q-14