Form 10QSB/A
period 2001-09-30
GRIFFIN INDUSTRIES INC
filed 2001-11-09
CIK 1049861

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB/A
(Mark One)

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
                                   INDEX


PART I - FINANCIAL INFORMATION

Item 1- Financial Statements (unaudited)................................10Q-3
	  Condensed Balance Sheets........................................10Q-3
        Condensed Statements of Operations and Deficit..................10Q-4
        Condensed Statements of Cash Flows..............................10Q-6
	  Notes to Condensed Financial Statements.........................10Q-8

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

                                     10Q-3
                         GRIFFIN INDUSTRIES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF OPERATIONS AND DEFICIT
                                (UNAUDITED)
                                  (in US$)



                         For the three                For the nine months
                          months ended                   months ended
                  September 30,    September 30,   September 30, September 30,
                      2001             2000           2001          2000

REVENUE
Investment income        $1,159          $3,000          $5,005       $13,418
                      ---------        --------         -------       -------
                          1,159           3,000           5,005        13,418


EXPENSES
Professional fees         1,993          49,001          29,423       163,011
Travel                        -          10,778               -        65,569
Office and
miscellaneous            32,839          91,172          89,989       236,774
Directors' fees               -             750               -         2,250
Depreciation expense          -               -               -             -
                      ---------        --------         -------       -------
                         34,832         151,701         119,412       467,604


Loss for the period     (33,673)       (148,701)       (114,407)     (454,186)


Accumulated deficit
under development
stage, beginning
of period            (2,441,301)     (2,203,040)     (2,360,567)   (1,897,555)

Accumulated deficit
under development
stage, end
of period           $(2,474,974)    $(2,351,741)    $(2,474,974)  $(2,351,741)


Weighted average
number of common
shares outstanding    2,869,633       2,663,591       2,869,633     2,663,591

Loss per common
share - basic and
diluted                 $(0.01)          $(0.06)        $(0.04)        $(0.17)





                                     10Q-4

                           Period from October 14, 1997
                              to September 30, 2001
REVENUE
Investment Income                  $98,761
                                 ---------
                                   $98,761

EXPENSES
Professional fees                1,041,744
Travel                             402,749
Office & miscellaneous           1,109,827
Directors' fees                     18,250
Depreciation expense                 1,165
                                 ---------
                                 2,573,735

Loss for the period             (2,474,974)

Accumulated deficit
under development
stage, beginning
of period                                -

Accumulated deficit
under development
stage, end
of period                      $(2,474,974)




























                                     10Q-5
                             GRIFFIN INDUSTRIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                    (in US$)





                                For the nine
                                 months ended                Period from
                       September 30,   September 30,       October 14, 1997
                            2001            2000        to September 30, 2001
OPERATING ACTIVITIES

Loss for the period    $ (114,407)     $ (454,186)                 $(2,474,974)
Add items not
affecting cash:
  Accrued interest        (4,999)         (7,447)                     (15,687)
  Depreciation
   expense                     -               -                        1,165
  Non-cash services
   received from the
   Principal Stockholder  45,044               -                       45,044
  Stock based
   compensation           40,374          40,375                      152,628
Changes in operating
liabilities:
  Accounts payable
   & accrued expenses     4,644           18,952                       30,330
                        -------         --------                    ---------
Cash used in operating
 activities             (29,344)        (402,306)                  (2,261,494)



INVESTING ACTIVITIES

Purchase of capital
  assets                      -                -                       (1,997)
Loan receivable          24,677            7,000                      (90,323)
                       --------         --------                    ----------
Cash provided by
 (used in) operating
 activities              24,677            7,000                      (92,320)










                                     10Q-6
FINANCING ACTIVITIES

Proceeds from common
  and preferred stock        -                -                     2,353,908
                       -------          -------                     ---------
Cash provided by
  financing activities       -                -                     2,353,908


Increase (decrease)
  in cash and cash
  equivalents during
  the period           (4,667)         (395,306)                           94
Cash and cash
  equivalents,
  beginning of period   4,761           410,925                             -
                       -------          -------                     ---------
Cash and cash
  equivalents,
  end of period      $     94       $    15,619                  $         94




































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

2. RELATED PARTY TRANSACTIONS

Substantially all of the company's operations are managed by the Company's Principal Stockholder and executive, management and administrative services are provided by a company wholly owned by the Principal Stockholder. During the period the Company paid nil [September 30, 2000 - $190,500] for management and administrative services. Additional management and administrative services with a fair value of $45,044 were provided at no cost to the Company in settlement of the loan receivable from the Principal Stockholder during the period (September 30, 2000 - nil).

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

 [b]	Warrants

No.of Common              Exercise             	Expiration
Shares Issuable           Price                 Date
- -----------------------------------------------------------------------

388,000                     $1.00               December 01, 2002
500,000                     $1.00               March 17, 2003
100,000                     $1.00               December 31, 2003
- -----------------------------------------------------------------------


















                                     10Q-9
[c]	Stock options



At September 30, 2001, the Company has granted fully exercisable options to directors as follows:

      Number of
	common shares	   Exercise
	issuable	          price	            Date of expiry
--------------------------------------------------------------------------
	 20,000	          $1.00	            January 1, 2003
	 20,000	          $3.00         	July 1, 2003
	 20,000	          $3.00	            January 1, 2004
	 20,000	          $3.00	            July 1, 2004
	 20,000	          $3.00	            January 1, 2005
--------------------------------------------------------------------------
      100,000
--------------------------------------------------------------------------


Stock options for the respective periods and the number of stock options outstanding are summarized as follows:


                            Number of 			Weighted average
                           common shares	    	       exercise price
	                     under option	                   $
- ----------------------------------------------------------------------
Balance, December 31, 1999	80,000	          		2.50
Options granted	            20,000	          		3.00
- -----------------------------------------------------------------------
Balance, December 31, 2000
and September 30, 2001       100,000	          		2.60
- -----------------------------------------------------------------------

4. SEGMENTED INFORMATION

The Company operates in one geographic segment in the Untied States.

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

                            GRIFFIN INDUSTRIES INC.

                By: /s/ Landon Barretto
                   ------------------------------------
                   Landon Barretto
                   President, Chief Executive Officer

Date: November 9, 2001










































                                     10Q-14