Form 10KSB
period 2001-12-31
GRIFFIN INDUSTRIES INC
filed 2002-03-28
CIK 1049861

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                              Form 10-KSB


[X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from _______________________ to _________
Commission file number ________________________________



                         GRIFFIN INDUSTRIES, INC
             (Name of small business issuer in its charter)


Maryland							             91-1869317
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


1420 Fifth Avenue, Suite 2200
Seattle, WA				              				98101
(Address of principal executive offices)                       (Zip Code)


Issuer's telephone number (206)326-8090


Securities registered under Section 12(b) of the Exchange Act:


Title of each class
________________________

___________________________________
 Name of each exchange on which registered
___________________________________

___________________________________



Securities registered under Section 12(g) of the Exchange Act:


Common Shares
(Title of class)
Preferred Shares
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 1 2b-2 of the Exchange Act.) $280,000

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.



(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)
Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No



(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

2,869,633 Common shares as of December 31, 2001



DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ____; No ____





                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1  - Description of Business ......................................4
           - Risk Factors...............................................4
Item 2  - Properties....................................................7
Item 3  - Legal proceedings.............................................7
Item 4  - submission of matters to a vote of security holders...........7

PART II -

Item 5  - Market for common equity and related stockholder matters......7
Item 6  - Management discussion and analysis and plan of operation......8
Item 7  - Financial Statements
          - Balance Sheet..............................................12
          - Statement of Operations....................................13
          - Statement of Stockholders Equity...........................14
          - Statement of Cash Flows....................................17
          - Notes to financial statements..............................18
Item 8  - Changes in and disagreements with accountants on
          accounting and financial disclosure..........................28

PART III

Item 9  - Directors and Officers.......................................29
Item 10 - Executive Compensation.......................................31
Item 11 - Security Ownership of certain beneficial owners
          and management...............................................32
Item 12 - Certain relationships and related transactions...............33
Item 13 - Exhibits ....................................................34
Item 14 - Signatures...................................................34

























                                     PART I
                                     BUSINESS


ITEM 1. DESCRIPTION OF BUSINESS

     Griffin Industries, Inc. was incorporated in Maryland on October 14, 1997, to be a venture capital vehicle for investors. As such, we were qualified as a business development company under the Investment Company Act of 1940 and voluntarily submitted to the Securities and Exchange Commission's public reporting requirements. As a business development company, we were eligible to make investments in qualifying companies and would have earned our returns, if any, upon the sale of those investments.

	In the summer of 1998 we terminated our status as a business development company, and our regulation under the Investment Company Act of 1940, due to our intention to acquire 100% of the assets or shares of heavy construction equipment companies.

     Due to a downturn in the private and public capital markets in late 1998 and early 1999, and in particular in the valuations of heavy construction equipment companies, we abandoned this acquisition plan and after conducting extensive research, our board decided to pursue a business plan that called for the acquisition of companies that provide services via the Internet.

      Since 2000, we have not actively conducted significant operations.

                                  RISK FACTORS

      Ownership of our shares entails significant risks, including those listed below:

RISKS REGARDING GRIFFIN

      WE HAVE ALMOST NO CASH.

      We have almost no cash and have ceased active operations. To resume active operations, we will need to raise additional cash, most likely by selling more shares. We will need capital to pay for the costs of identifying, researching, negotiating with, and performing due diligence on potential acquisition targets. We will also need to raise significant additional funds and/or issue significant amounts of our securities, to finance each of our acquisitions. All of these capital requirements are likely to dilute the ownership of our current shareholders. We may not be able to raise the cash we need.

      WE HAVE NEVER MADE AN ACQUISITION AND HAVE INCURRED SUBSTANTIAL LOSSES.

      We have been in existence for approximately five years. In that time we have never acquired a company or had any revenues. Through
December 31, 2001, we have lost a total of $2,510,296. We may never recover our losses. Our activities have been limited to forming and organizing the Company, raising capital, researching, identifying, and conducting due diligence on, and negotiating with, potential acquisition targets, preparing for public or private offerings and other related matters. We will not have

                                   10K-4
any revenues until some time after we acquire a profitable operating company. We may never be profitable.

      WE DEPEND ON LANDON BARRETTO.

      Landon Barretto, our Chairman and CEO, is our only director and our only employee. Acting with the guidance of our advisory board Mr. Barretto has sole responsibility to identify, negotiate with and close the acquisition of acquisition targets, raise the necessary funds, and locate, hire and integrate a qualified operating management team. Mr. Barretto has not signed an employment agreement or a non-competition agreement and is not required to remain associated with us or devote his full time to our affairs. Mr. Barretto does not have experience managing companies in the Internet services industry. Therefore, upon acquiring one or more companies, we will need to add one or more senior executives with that experience. We may not be able to locate or hire experienced senior executives on acceptable terms.

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

                                    10K-5
      WE MAY NOT ACQUIRE ANY COMPANIES.

      Our current business plan is to buy and consolidate one or more companies that offer all, or a portion, of their services over the Internet. Completing this plan will depend on our ability to identify companies that meet our acquisition criteria, successfully negotiate mutually satisfactory transactions under which we will acquire those companies, and raise the funds necessary to acquire those companies. We will compete with other companies with similar acquisition strategies,almost all of which will be larger than we are and have greater financial and other resources than we have.

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

      WE DO NOT HAVE THE MANAGEMENT OR OTHER RESOURCES WE WILL NEED.

      Our success will depend in large part on our ability to integrate the operations and management of the companies we acquire, and to grow the businesses. This will require management skill and experience that we do not have. We will also need substantial operating, financial and other resources to integrate these businesses. For example, we may need to install and standardize operational and control systems, deploy equipment and telecommunications facilities, implement new marketing efforts, employ qualified personnel to provide technical and marketing support and expand our acquired companies' managerial, operational, technical and financial resources. Failure to integrate our acquired companies successfully may result in significant operating inefficiencies, which would hurt our operating results.

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

                                    10K-6
  OUR ACQUIRED COMPANIES WILL FACE SIGNIFICANT COMPETITION.

      Companies that provide all, or a portion of their services over the Internet are intensely competitive and in most cases there are few substantial barriers to entry. Our acquired companies will face intense competition from both existing competitors and new market entrants, most of whom will have substantially greater financial, personnel, technical and marketing resources, larger customer bases, more facilities, longer operating histories, greater name recognition and more established relationships in the industry than we may possess.


COMPETITION TO ACQUIRE COMPANIES

     Our business plan is to acquire, grow and consolidate one or several companies that provide services over the Internet. We will compete with many other companies with similar acquisition strategies, almost all of which will be larger than we are and have greater financial and other resources than we have. To complete this plan we will need to successfully identify, negotiate with, and reach agreements to acquire companies that meet our acquisition criteria. We must also be able to raise the funds necessary to finance those acquisitions. To raise that capital, we will need to issue a significant number of new shares of capital stock, perhaps including common stock and preferred stock. To complete our first acquisition, we are likely be required to issue a very large number of new shares. Therefore, it is highly likely that after our first acquisition our current investors' shareholdings will represent only a small minority interest in Griffin. Additional acquisitions may also result in further dilution of our current shareholders' positions.


ITEM 2.  PROPERTIES

     The Issuer's principal office is located at 1420 Fifth Avenue, Suite 2200, Seattle, WA. 98101. We own no material properties or facilities.


ITEM 3. LEGAL PROCEEDINGS

     The Issuer is not a party to any pending or threatened legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31,2001.


                               PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our stock trades publicly on the OTC Bulletin Board under the symbol GFNI.


                                      10K-7
 As of December 31, 2001, we had approximately 177 common shareholders of record and 2,869,633 common shares outstanding. Of those shares, on December 31, 2001:

     * 1,935,303 were eligible to be sold freely, without compliance with Rule 144
     * the remaining 934,330 were eligible to be sold under Rule 144

     As of December 31, 2001, an additional 1,188,000 common shares were reserved for issuance under outstanding options or warrants and an additional 458,914 common shares were reserved for issuance under our 1999 Long-Term Stock Incentive Plan.

     As of December 31, 2001, we had one preferred shareholder of record and 2,500,000 preferred shares outstanding.

     We have never paid any dividends and there are no plans to do so in the near future. There are no restrictions that limit the ability to pay dividends on either class of share.


ITEM 6. MANAGEMENT DISCUSSION AND ANALSYIS AND PLAN OF OPERATION

(A)  PLAN OF OPERATION

     We have almost exhausted our capital. Our plan for the year 2002 is to resume active operations by taking some or all of the following steps:

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

     As of December 31, 2001 we had only one employee - Landon Barretto, our principal shareholder. Mr. Barretto has agreed that he will not receive any salary until we complete our first acquisition. In the past, we have reimbursed a company owned by Mr. Barretto for the salary and other employment costs of its employees who spend their full time working on our affairs. As of September 1, 2000, these costs have been borne by Mr. Barretto's company without reimbursement. We may resume this reimbursement once we raise additional capital or complete an acquisition.

 	Over the last few years, businesses that focus on distributing products and services over the Internet have emerged and, more recently, many mainstream

                                   10K-8
businesses are implementing Web sites to transact commerce. We intend to acquire companies that sell a portion, or the entirety, of their products or services over the Internet.

 (B) 	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS

RESULTS OF OPERATIONS

     Our only revenue to date is for interest earned on the proceeds of our stock sales. From inception through December 31, 2001, this totaled $99,567. Investment revenue decreased $10,202, or 64% from 2000 to 2001. This decrease was due to reduced cash and cash equivalent balances.

     Total cost and expenses decreased $323,485 or 68% from $479,025 to $155,540, from 2000 to 2001. This decrease was primarily due to reduced activities during 2001.

     Office and miscellaneous decreased $145,471 from $264,995 in 2000 to $119,524 in 2001 due to an increase in stock based compensation and a decrease in operating expenses and management fees. Management fees decreased $194,500 or 100%, from $194,500 to nil from 2000 to 2001, primarily due to a decrease in activities during 2001. Management fees may be paid to Barretto Pacific Corporation, a wholly owned company of Landon Barretto, for executive, managerial, and administrative services. These expenses consist primarily of the salary and associated benefits of certain employees that may work on behalf of the Company, as well as the cost of travel, entertainment, rent and utilities. These costs are expected to increase with increased activities and to support our growth.

     Office and miscellaneous also includes services valued at $53,513 provided by Barretto Pacific Corporation, a company wholly owned by Landon Barretto. These services consist primarily of the salaries and other approved compensation of the employees of Barretto Pacific Corporation who spend some or all of their time working on our affairs, and expenses incurred on our behalf, including rent, travel, telephone, and other operating costs.

     Professional fees decreased $106,089 or 75%, from $141,855 to $35,766 from 2000 to 2001, primarily as a result of reduced activities.

     Travel decreased $69,569 or 100% from $69,569 in 2000 to $nil in 2001, primarily as a result of a decrease in activities requiring travel.

     The Company's cash and cash equivalents balances have decreased $4,714 from $4,761 in 2000 to $47 in 2001 due to the lack of operations or capital infusions during the year.

     LIQUIDITY AND CAPITAL RESOURCES

     The company has limited liquidity and capital resources. The Company's cash balances have decreased by $4,714. The Company has almost no cash and has ceased active operations. To resume active operations, the Company will need to raise additional cash, most likely by selling more shares. The Company will need capital to pay for the costs of identifying, researching, negotiating with, and performing due diligence on potential acquisition

                                    10K-9
targets. The Company will also need to raise significant additional funds and/or issue significant amounts of our securities, to finance each of our acquisitions. All of these capital requirements are likely to dilute the ownership of our current shareholders. The Company may not be able to raise the cash we need.

     The Company relies on Barretto Pacific Corporation, a company wholly owned by Landon Barretto, at times, for some of its executive, managerial and administrative requirements.

     The Company has a revolving loan arrangement with Mr. Barretto under which he can borrow up to $125,000 at 7.75% per annum. All amounts borrowed under this arrangement are due and payable in full on June 30, 2003. As of December 31, 2001, a total of $42,400 including principal and interest, is outstanding. The loan principle has been reduced by $53,313 during the period ended December 31, 2001 which comprises the value of services which were provided by Barretto Pacific Corporation, a company wholly owned by Landon Barretto. The Company expects that this amount will be settled by the due date.






































                                    10K-10
ITEM 7. FINANCIAL STATEMENTS

DAVIDSON & COMPANY
Chartered Accounts A Partnership of Incorporated Professionals

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Griffin Industries, Inc.
(A Development Stage Company)

     We have audited the accompanying balance sheet of Griffin Industries, Inc. as at December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and for the period from October 14, 1997 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2000 were audited by other auditors whose report, dated March 9, 2001, expressed an unqualified opinion on those statements.
     We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period from October 14, 1997 to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


"DAVIDSON & COMPANY"
Vancouver, Canada	Chartered Accountants

February 15, 2002

A Member of SC INTERNATIONAL

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada, V7Y 1G6
Telephone (604) 687-0947  Fax (604) 687-6172



GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in U.S. Dollars)
AS AT DECEMBER 31

	                                                 2001	              2000



ASSETS

Current
	Cash and cash equivalents	                $	   47	          $	 4,761
	                                               -------           --------
	Total current assets		                     47		       4,761

Loan receivable from principal stockholder (Note 6)  42,400		     125,688

Capital assets (Note 3)		                          582		         832
			                                  -------           --------
Total assets	                                  $43,029	          $131,281



LIABILITIES AND STOCKHOLDERS' EQUITY

Current
	Accounts payable and accrued liabilities	    $33,331	          $	25,686
			                                 --------           --------
	Total current liabilities		           33,331		      25,686

Stockholders' equity
   Capital stock (Note 4)
      Authorized
	   5,000,000 preferred  shares with a
          par value of $0.001
	   50,000,000 common shares with a
          par value of $0.001
	Issued and outstanding
	   2,500,000 preferred shares
        (2000 - 2,500,000)		                 2,500	            2,500
	   2,869,633 common shares
        (2000 - 2,869,633)		                 2,869		      2,869
	Additional paid-in capital (Note 5)        2,534,539		  2,534,539
	Unearned compensation		               (19,914)	          (73,746)



                                    10K-12
	Accumulated deficit under development
      stage	                                    (2,510,296)	       (2,360,567)
                                                -----------        -----------
	Total stockholders' equity                     9,698		    105,595

Total liabilities and stockholders' equity    $     43,029	       $  131,281


Nature of business (Note 1)


The accompanying notes are an integral part of these financial statements.

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

	               Period From                Year Ended        Year Ended
                  October 14, 1997 to        December 31      	December 31
                   December 31, 2001	      2001                  2000


EXPENSES
  Depreciation	           $1,415	            $250	                $356
  Directors' fees		     18,250		       -   		         2,250
  Office and
   miscellaneous		  1,139,362		   119,524		       264,995
  Professional fees	  1,048,087		    35,766		       141,855
  Travel		          402,749		       -                  69,569
				------------     -----------              ---------
		             (2,609,863) 	  (155,540)		      (479,025)


OTHER INCOME
  Investment income          99,567		     5,811		        16,013
				------------    ------------              ---------
Loss for the period	$(2,510,296)  $     (149,729)	     $	(463,012)


Basic and diluted
loss per common share	$	(0.05)  $	  (0.16)


Weighted average
number of common
shares outstanding	  2,869,633		2,869,633



The accompanying notes are an integral part of these financial statements.





                                   10K-13
GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
(Expressed in U.S. Dollars)

	                               Common 		      Preferred
                                     Shares                  Shares
                          Number of 	  Amount	 Number of     Amount
                          Shares		 	       shares

Balance,October 14,1997		-   	      $   -   			-   	$    -
Issuance of common stock
	 (Note 4)		    700,000		    700			-   	     -
Issuance of preferred
  stock (Note 4)		      -   		    -   		2,500,000	   2,500
Shares to be
  issued (Note 4)		    139,000		    139			-   	     -
Stock issue costs
  (Note 4)		            -   		    -   			-   	     -
Loss		                  -   		    -   			-   	     -
Balance,
December 31,1997		    839,000		    839		2,500,000	    2,500

Issuance of common
  stock(Note 4)		  1,457,633		  1,457			-   	     -
Stock issue costs
 (Note 4)		           -   		      -   			-   	     -
Loss		                 -   		      -   			-   	     -

Balance,
  December 31,1998	  2,296,633		  2,296		2,500,000	   2,500

Issuance of common
  stock (Note 4)		     23,000		     23		      -   	     -
Stock issue costs
  (Note 4)		           -   		      -   			-   	     -
Issuance of common
  stock for services
  (Note 4)		         550,000		    550			-   	     -
Loss		                 -   		      -   			-   	     -

Balance,
 December 31,1999		  2,869,633		  2,869		2,500,000	   2,500

                                     10K-14

Stock compensation
  expense(Note 4)		     -   		      -   			-   	     -
Loss		                 -   		      -   			-   	     -

Balance,
December 31, 2000		 2,869,633		  2,869	      2,500,000	   2,500

Stock compensation
  expense (Note 4)	     -   		      -   			-   		-
Loss		                 -   		      -   			-   		-

Balance,
December 31,2001		 2,869,633	    $	  2,869		2,500,000	 $ 2,500



                             Additional 	  Unearned 	   accumulated       Total
                              Paid-in 	compensation  deficit under
			            Capital                    development
                                                            stage
Balance,October 14,1997		-   	        $   -   		$   -   	 $  -

Issuance of common stock
(Note 4)		                                                          700
Issuance of preferred
  stock (Note 4)		      		        		       	  2,500
Shares to be
  issued (Note 4)		    138,861		     -   		    -   	139,000
Stock issue costs
  (Note 4)		         (141,323)	     -   		    -	     (141,323)
Loss		                  -      	     -   		(33,637)    (33,637)
				------------      ----------        --------   --------
Balance,
December 31,1997		     (2,462)	     _  		(33,637)    (32,760)

Issuance of common
  stock(Note 4)		  2,649,443		     -   		    -     2,650,900
Stock issue costs
 (Note 4)		         (358,012)	     -   	          -      (358,012)
Loss		                 -   		     -   	   (1,147,607)  1,147,607)
				----------		----------	   -----------  ----------
Balance,
  December 31,1998	  2,288,969	                     (1,181,244)  1,112,521
						10K-15
Issuance of common
  stock (Note 4)		     68,977		     -	          -   	 69,000
Stock issue costs
  (Note 4)		           (8,857)	     -   		    -        (8,857)
Issuance of common
  stock for services
  (Note 4)		          185,450		(127,578)		    -   	 58,422
Loss		                 -   		     -   	     (716,311)   (716,311)
                          ---------       ---------       ----------   ---------
Balance,
 December 31,1999		  2,534,539		(127,578)	   (1,897,555)	514,775


Stock compensation
  expense(Note 4)		     -   		     -    		 53,832      53,832
Loss		                 -   		     -  	     (463,012)   (463,012)
				----------		---------	    ----------	--------
Balance,
December 31, 2000		 2,534,539		(73,746)	   (2,360,567)	105,595
Stock compensation
  expense (Note 4)	     -   		 53,832		    -        53,832
Loss		                 -   		      -          (149,729)   (149,729)
				----------	      --------        ---------     -------
Balance,
December 31,2001	    $	 2,534,539	    $	(19,914)	  $(2,510,296)	$ 9,698





















                                    10K-16
The accompanying notes are an integral part of these financial statements.

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

					Period From			Year Ended 	   Year Ended
					October 14, 1997 to	December 31,  December 31,
					December 31,2001			2001		2000

CASH FLOWS FROM
OPERATING ACTIVITIES
 Loss for the period	      $(2,510,296)	     $(149,729)       $(463,012)
  Items not affecting cash:
    Accrued interest		    (16,493)		  (5,805)	       (3,026)
    Depreciation		            1,415		           250  	          356
    Office and miscellaneous
     expenses paid by stock
      options		          166,086		        53,832		 53,832
    Office and miscellaneous
     expenses paid by
      principal stockholder	     53,513		        53,513		    -

 Changes in non-cash working
  capital item:
   Accounts payable and
    accrued liabilities		     33,331		         7,645	       (4,314)

 Net cash used in operating
  activities		       (2,272,444)		 (40,294)	     (416,164)

CASH FLOWS FROM
INVESTING ACTIVITIES
 Repayment of loan receivable
  from principal stockholder	     45,580		        35,580	       10,000
 Purchase of capital assets	     (1,997)		     -   		    -
 Advances on loan receivable
  from principal stockholders	   (125,000)		     -   		    -

 Net cash provided by
 (used in) investing activities   (81,417)		  35,580 	       10,000



                                    10K-17
CASH FLOWS FROM
FINANCING ACTIVITIES
 Proceeds from issuances of
  common and preferred stock	  2,353,908		           -   		    -

 Net cash provided by
  financing activities		  2,353,908		           -   		    -


Increase(decrease)in cash
 and cash equivalents during
  the period		               47		        (4,714) 	     (406,164)


Cash and cash equivalents,
beginning of period		       -   		         4,761		410,925


Cash and cash equivalents,
end of period	                 $   47	              $   47	    $	  4,761


Supplemental disclosure for non-cash investing and financing activities (Note 8)



The accompanying notes are an integral part of these financial statements.

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001




1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Griffin Industries, Inc. (the "Company"), was incorporated under the laws of Maryland on October 14, 1997. The current business plan of the Company is to identify and evaluate opportunities for the acquisition of businesses that sell a portion, or the entirety, of their products or services over the Internet. The Company is considered to be a development stage company.

     The Company and its stockholders have approved a plan to reincorporate the Company in the State of Delaware. The principal stockholder has agreed to surrender all Series A preferred stock to the Company for no consideration in connection with the re-incorporation of the Company into Delaware.


                                    10K-18
GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001


     These financial statements have been prepared by management on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, the Company has incurred significant losses and negative cash flow from operations since its inception and has an accumulated deficit of $2,510,296 at December 31, 2001 (December 31, 2000 - $2,360,567). A substantial portion of the losses are attributable to efforts in identifying and evaluating acquisition opportunities. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon the continued support of its principal stockholder and obtaining additional financing. There can be no assurance the Company can attain profitable operations or obtain additional financing in the future.

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

	Use of estimates

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

	Foreign currency translation

     The monetary assets and liabilities of the Company that are denominated in foreign currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the exchange rate prevailing at the transaction date. Exchange gains and losses arising on translation are included in the statements of operations.

	Cash and cash equivalents

     The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents which comprise money market funds are stated at cost, which approximates market value.







                                    10K-19
GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001




2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

	Capital assets

     Capital assets are recorded at cost less accumulated depreciation. Depreciation is being provided for annually using the declining balance method at the following rate:

Computer equipment	30%

	Stock based compensation

     The Company has elected to follow the intrinsic value approach of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for its employee stock options and warrants rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). APB 25 provides that the compensation expense relative to the Company's employee stock options and warrants is measured based on the intrinsic value of the stock option or warrant. SFAS 123permits companies to continue to follow APB 25 and provide pro-forma disclosure of the impact of applying the fair value method of SFAS 123.

	Income taxes

     Income taxes are accounted for using the liability method. Under this method, future tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Future tax assets are recognized to the extent that they are considered more likely than not to be realized.

	Loss per share

     Basic loss per share is computed by dividing loss for the period available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Preference shares are not included in the calculation of basic loss per share as the preference shares are not entitled to receive any of the net assets of the Company in the event of liquidation or dissolution of the Company. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted loss per share is not presented separately from loss per share as the exercise of any warrants, options and preferred stock would be anti-dilutive.

                                    10K-20
GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

	New accounting pronouncements

     In June, 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards No. 141
("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets".
SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. SFAS 141 is effective for business combinations completed after June 30, 2001.SFAS 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized but will be reviewed for impairment in accordance with SFAS 142. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001.

     In July 2001, FASB issued Statement of Financial Accounting Standards
No. 143("SFAS 143") "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

	In August 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 is required to be adopted effective January 1, 2002.

     The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

3.	CAPITAL ASSETS


		          2001			      	    2000
Cost	   Accumulated	Net     Cost	Accumulated       Net
	   		  Depreciation	Book			Depreciation     	Book
                        		value		         			Value
Computer
Equipment	$1,997   $1,415		$582	  $1,997	$1,165		$832





                                    10K-21
GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001

4.	CAPITAL STOCK

	The shareholders of common stock are entitled to one vote per share of common stock held and the shares are fully transferable subject to applicable laws. In the event of a liquidation or dissolution of the Company, the holders of the common stock shall be entitled to receive all of the net assets of the Company.

     The issued and outstanding preferred stock consists of "Series A" convertible preferred stock, where each Series A convertible preferred stock will convert into five shares of common stock upon and subject to: a change in control of the Company; any tender offer of shares made under Section 14 of the Securities and Exchange Act which, upon approval and completion, would effect a significant change of control of the Company; or a liquidation or dissolution of the Company. The preferred stock is non-voting and does not entitle the shareholders of preferred stock to receive any of the net assets of the Company in the event of liquidation or dissolution of the Company.

	Shares issued

	During 1997, the Company issued an aggregate of 700,000 shares of common stock and 2,500,000 shares of preferred stock to certain officers of the Company for an aggregate amount of $3,200.

     The Company commenced a self underwritten public offering to investors on November 6, 1997 for 1,000,000 shares of common stock at an offering price of $1.00 per share. The Company relied on the exemption from registration requirements of the Securities Act of 1933 provided by Regulation E thereunder. Pursuant to this offering, the Company issued 1,000,000 shares of common stock between the period November 6, 1997 to March 6, 1998 (the offering termination date) for cash consideration of $675,128, net of share issue costs of $324,872.

     The Company commenced a self underwritten non-public offering to accredited investors on April 24, 1998 for 850,000 shares of common stock at an offering price of $3.00 per share. The Company relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation D thereunder. Subscriptions for 596,633 shares and $1,789,900 of cash consideration was received during the year ended December 31, 1998. The Company incurred $174,463 in share issue costs associated with this offering.

	On January 29, 1999, 50,000 shares of common stock were issued to a consultant in connection with services rendered in connection with a proposed financing. The fair value of these services of $24,500 were expensed in 1999.

     On May 13, 1999, 500,000 shares of common stock were issued to the principal stockholder of the Company for compensation of his role as a director of the Company. Those shares may not be transferred for a period of three years from the grant date and shall be forfeited if, on or before the third

                                   10K-22
GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001


anniversary of the grant date, the director voluntary resigns his position as Chairman of the Company or is removed, for cause, from his position as Chairman. All shares held by the director upon resignation or removal shall be repurchased by the Company at a price of $0.01 per share. The fair value of these shares of $161,500 will be expensed over the three year period. For the year ending December 31, 2001, $53,832 (2000 - $53,832) was recorded in the statements of operations.

     Pursuant to an offering commenced in 1999, 23,000 shares at a price of $3.00 per share were issued on August 16, 1999 for cash consideration of $60,143 net of share issue costs of $8,857. The Company terminated the remainder of the offering after it received a Letter of Intent for a venture capital investment. This venture capital investment was not obtained when the Company discontinued its efforts to acquire equipment distributors.


	Warrants

	 Number of Shares		 Exercise Price	  Expiry Date

	500,000	(i)	           $     1.00	March 17, 2003
	388,000	(ii)		           1.00	December 1, 2003
	100,000	(iii)		           1.00	December 1, 2003
	100,000	(iv)		           1.00	December 31, 2004


	i)	During 1997, the Board of Directors approved the authorization of
Executive Employee Performance Warrants, which provided incentive warrants to the Chief Executive Officer, Chief Financial Officer and Chief Operating
Officer and pursuant to such issued an aggregate of 3,400,000 warrants to purchase the equivalent amount of common stock upon payment of a $1.00 per warrant to the Company.

            Of the 3,400,000, 3,100,000 were issued to the Chief Executive Officer and 300,000 were issued to the Chief Operating Officer. The warrants vest and are exercisable at a rate equal to the cumulative earnings per share as reported by the ompany in its annual audited financial statements as a percentage of one dollar cumulative earnings per share for the years 1998, 1999 and 2000. These performance warrants are subject to variable plan accounting and compensation expense will be recorded when it becomes probable that the warrants will vest. No compensation expense has been recognized in these financial statements.

            On March 17, 2000, the Company cancelled the 3,100,000 warrants issued to the Chief Executive Officer and granted 2,000,000 warrants to purchase the equivalent amount of common stock upon payment of $1.00 per warrant to the Company. These warrants expire on March 17, 2003. The warrants are subject to the following conditions: any unexercised warrants

                                    10K-23
GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001


shall be forfeited if, on or before March 17, 2003, the Chief Executive Officer voluntarily resigns the position of Chairman of the Company, or is removed for cause from the position of Chairman by a vote of 75% of the other members of the Board.

            On July 31, 2000, the Company reduced the 2,000,000 warrants issued to the Chief Executive Officer to 500,000. The exercise price and restrictions remained the same.

            On May 1, 2001, the 300,000 warrants issued to the Chief Operating Officer expired.

	ii)	Pursuant to the issue of 1,000,000 shares of the common stock of the
Company between November 6, 1997 to March 6, 1998, 150,000 warrants were issued to a consultant under an Investor Relations Consulting Agreement.  These warrants are exercisable at a price of $1.00 per share and may be exercised prior to December 1, 2003.  The fair value of these warrants was nominal, determined using the Black Scholes option pricing model, and no compensation expense has been recognized in these financial statements.

            During 1999, 18,000 common stock warrants were granted to a consultant in consideration for assistance in locating investors. These warrants are exercisable at a price of $1.00 per share on or before December 1, 2003. The fair value of these warrants was nominal, determined using the Black Scholes option pricing model, and no compensation expense has been recognized in these financial statements.

		Additional warrants totaling 220,000 were issued to directors and employees during 1997 and 1998 and remain outstanding. These warrants are exercisable at a price of $1.00 per share on or before December 1, 2003. No compensation expense has been recognized in these financial statements as the exercise price of these warrants exceeds management's estimates of the fair value of the Company's stock.

	iii)	During 2000, 100,000 common stock warrants were granted to an individual under a co-employment agreement. These warrants are exercisable at a price of $1.00 per share on or before December 1, 2003. No compensation expense has been recognized in these financial statements as the exercise price of these warrants exceeds management's estimate of the fair value of the Company's stock.


	iv)	During 2001, 100,000 common stock warrants were granted to an individual under a co-employment agreement. These warrants are exercisable at a price of $1.00 per share on or before December 31, 2004. No compensation expense has been recognized in these financial statements as the exercise price of these warrants exceeds management's estimate of the fair value of the Company's stock.

                                     10K-24
GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001


	Stock options


     On February 1, 1999 the Company adopted its 1999 Long-Term Stock
Incentive Plan pursuant to which it can grant options and other awards to qualifying individuals. A total of 458,914 common shares have been reserved for issuance pursuant to the plan. No options under this plan are outstanding at December 31, 2001.


     In addition to its 1999 Long-Term Stock Incentive Plan, the Company has granted fully exercisable options to directors as follows:


	 Number of Shares		 Exercise Price	  Expiry Date

	20,000		        $	     1.00	January 1, 2003
	20,000			           3.00	July 1, 2003
	20,000			           3.00	January 1, 2004
	20,000			           3.00	July 1, 2004
	20,000			           3.00	January 1, 2005


	Stock options for the respective periods and the number of stock options outstanding are summarized as follows:

	                              Number of                Weighted Average
                                  Common Shares               Exercise Price
                                   Under Option

Balance, December 31, 1998		     40,000	                   $	2.00
	Options granted		           40,000		                  3.00

Balance, December 31, 1999		     80,000		                  2.50
	Options granted		           20,000		                  3.00

Balance, December 31, 2000 and 2001     100,000	                   $	2.60

	The following is a summary of the status of stock options outstanding at December 31, 2001:









                                    10K-25
GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001


						Outstanding	 		Exercisable
	Options        				Options			Options
  	Exercise 	Number	Weighted 		Weighted	Number	Weighted
   	Price                   Average 		Average			Average
					remaining		exercise			Exercise
					contractual 	price				Price
					life (yrs)
$	1.00		20,000	1.00	            $  1.00	20,000	$ 1.00
	3.00		80,000	2.25	               3.00	80,000	  3.00

	Pro forma disclosure of options and warrants

	The pro-forma impact of options and warrants pursuant to SFAS 123 is nominal using the Black Scholes option pricing model.



5.	ADDITIONAL PAID-IN CAPITAL

	The excess of proceeds received for common or preferred shares over their par value of $0.001 is credited to additional paid-in capital.

6.	RELATED PARTY TRANSACTIONS

	During 2001, the Company paid $Nil (2000 - $2,250) to directors for services rendered.

     Substantially all of the Company's operations are managed by the Company's principal stockholder and some executive, management and administrative services are provided by a company wholly owned by the principal stockholder. During 2001, the Company paid $Nil (2000 - $194,500) for management and administrative services. Additional management and administrative services with a fair value of $53,513 (2000 - $Nil) were provided to the Company in exchange for a reduction of the loan receivable from the principal stockholder.

     In 1998, the Company entered into an unsecured revolving loan agreement with the principal stockholder whereby the principal stockholder can borrow up to $125,000 at 7.75% per annum. At December 31, 2001, the Company had a balance of $42,400 owing from the principal stockholder which includes net advances of $23,759 and interest charged at 7.75% of $18,641 (2000 - $115,000 and accrued interest $10,688). The maturity date of the loan has been extended to June 30, 2003.

     These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

                                    10K-26
GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001


7.	INCOME TAXES

     A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	 	                             2001	 	    2000

Loss before income taxes	     $ (149,729)	     $(463,012)

Income tax recovery	           $   50,908	     $ 157,424
Unrecognized benefit of
 operating loss carry-forwards        (50,908)		(157,424)

Income tax recovery	           $	-          $     -

     Significant components of the Company's future tax assets based on statutory tax rates are as follows:

	                                   2001	          2000

Deferred tax assets:
	Loss carryforwards	     $  802,400	     $ 751,400
	Valuation allowance		 (802,400)		(751,400)

	                             $  	-          $     -

     The Company has approximately $2,360,000 of operating loss carryforwards that expire beginning in 2018.

     The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.


8.	SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES

	                                           2001	    	2000

Cash paid during the year for interest	      $   -    $   -

Cash paid during the year for income taxes	$   -    $   -

	Significant non-cash transactions for the year ended December 31, 2001 included:

	a)	The Company reducing the loan receivable from the principal
stockholder in the amount of $53,513 (Note 6).


                                     10K-27
GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2001


There were no significant non-cash transactions for the year ended December 31, 2000.


9.	FINANCIAL INSTRUMENTS

	The Company's financial instruments consist of cash and cash equivalents, loan receivable from principal stockholder and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.


10.	SEGMENTED INFORMATION

	The Company operates in one business segment in the United States.


11.	COMPARATIVE FIGURES

	Certain comparative figures have been reclassified in order to conform with the presentation adopted in the current year.




ITEM 8. 	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURES

Not applicable.
















                                     10K-28
                                     PART III


 ITEM 9. 	DIRECTORS AND EXECUTIVE OFFICERS

     We have one director and two advisory directors. The sole director and executive officer of the Company is:

 Name              Age,	Position		Current Term      	Date
  			                              	      	of first
											service

Landon Barretto	40	President,  	Next annual   		October, 1997
  			   	Chairman,		meeting of
                      	Chief Executive 	stockholders (1)		all positions
    				Officer, Director

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

     Ron Aguilar is employed by Barretto Pacific Corporation, which is wholly owned by Landon Barretto. Mr. Aguilar serves as our Secretary and Director of Investor Relations and Administration without compensation.
Mr. Aguilar has worked for Barretto Pacific Corporation since 1994. From September, 1993 until he joined Barretto Pacific Corporation, Mr. Aguilar was a currency trader at A&A Management & Company. Mr. Aguilar was the president of The Imagery Group, an advertising boutique from 1992 until he joined A&A. Mr. Aguilar graduated from Memorial University of Newfoundland in 1992, with a double major in Psychology and Political Science. He also completed Certificates in Business Administration and Public Administration.

     The business background of our director and sole executive officer and of our two advisory directors is as follows:

LANDON BARRETTO

     Mr. Barretto, 40, is the founder, Chairman of the board, President, and Chief Executive Officer of Griffin. He has served as a director since we began and currently is serving a one-year term to expire at the next annual meeting of our shareholders. He is also the President of Barretto Pacific Corporation.


                                    10K-29
From 1987 - 1993, Mr. Barretto was President of Landon Barretto Organization, a financial intermediary that provided financing to privately held businesses. From 1984 - 1986, Mr. Barretto was President of Landon Barretto Investor Services, which was an introducing broker for Frankwell Enterprises of Hong Kong, a securities and commodities trading firm. Mr. Barretto has also acted as principal in numerous real estate transactions, created and taught a proprietary sales training seminar, founded several companies, including a manufacturing and mail order company, and conducted business extensively throughout Asia. Mr. Barretto received an Associates degree in business management in 1983 from Hawaii Pacific University.

WILLIAM J. NANCE

     Mr. Nance, 52, is one of our two advisory directors. He currently serves as the Treasurer and is a member of the board of directors of Intergroup Corporation a publicly traded company. He served as that company's Chief Operating Officer and Chief Financial Officer from 1987-1990. Mr. Nance is also the President and Chief Operating Officer of LightForce Internet Media Inc., an internet entertainment content provider. He is also the President of Century Plaza Printers and Digitext Inc. Mr. Nance also serves as a director of Santa Fe Financial Corporation, Portsmouth Square, Inc., and Healthy Planet Products, Inc., all publicly traded companies. Mr. Nance graduated from California State University Los Angeles and is a Certified Public Accountant.

FRANK LAYTON

     Mr. Layton, 51, is one of our two advisory directors. He is the Vice President of Business Development for Neighborhood Box Office, Inc., and is responsible for the company's financing activities. Since the inception of the company in 1994 Mr. Layton has raised $12 million to finance its activities. NBO manages and distributes retail gift certificates and entertainment ticketing through its proprietary kiosk systems and through its Web site - @NBO.com. Mr. Layton attended the University of California Santa Barbara.

SIGNIFICANT EMPLOYEES

     As of December 31, 2001 our only employee was Landon Barretto.
Mr. Barretto does not receive any salary for his services and he has agreed that he will not receive a salary until we have completed our first acquisition. At that time we expect to enter into a long-term employment agreement with Mr. Barretto. We expect the agreement will have a term of three years. It would automatically be extended for additional three-year periods unless Mr. Barretto or we elect to terminate the agreement within 60 days of each third anniversary of the date of the agreement. We expect Mr. Barretto will receive an initial annual base salary of $150,000. This may be increased based on performance objectives established by our board of directors. He will also be eligible for a significant annual bonus based on our performance.

     Ron Aguilar, an employee of Barretto Pacific Corporation, which is wholly owned by Mr. Barretto, also works on behalf of our affairs as Secretary and Director of Investor Relations and Administration, without reimbursement from us.


                                     10K-30
ITEM 10. EXECUTIVE COMPENSATION

To date, we have not paid or accrued any remuneration to any employee. Landon Barretto, our Chief Executive Officer and only current employee has agreed not to receive any salary or any other form of cash compensation until we have successfully completed our first acquisition. All of our executives are eligible to receive grants of stock options under our 1999 Long-Term Stock Incentive Plan. We have not yet granted any options under that plan. In addition, our board of directors, at its sole discretion, may grant bonuses to our executives. As of December 31, 2001, we have one director and no outside directors. Outside directors are entitled to receive an annual retainer fee of $3,000, plus reimbursement of expenses for each meeting of the board of directors and each committee meeting that they attend in person. They also receive a fee for attendance in person at any meeting at a per diem rate of $500. Pursuant to a standing resolution of the board, on each January 1 and July 1 each outside director is granted a 5-year option to purchase 10,000 common shares at the then fair market value of our common stock. Those options are fully exercisable as of the date of the grant. We have two former outside directors who each were granted 50,000 of these options. These options expire as follows:

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

Warrants

	As of December 31, 2001, there were outstanding warrants to purchase 1,088,000 shares of our common stock. All of these warrants are fully vested

                                     10K-31
and exercisable. Mr. Barretto holds warrants to purchase 500,000 of these shares. Each warrant entitles the holder to purchase one share of our common stock for $1.00. The vested warrants can be exercised until the following expiration dates:

	No. of Warrants			Expiration Date

	388,000				December 1, 2003
      100,000				December 1, 2003
	500,000 				March 17, 2003
	100,000				December 31, 2004


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The number of shares of our common stock owned as of December 31, 2001, by each person known by us to own in excess of 5% of the stock, and the percentage of the outstanding common stock represented by the holding, is shown in the table below. No material consideration was paid for any of these shares. Each person possesses the sole power to vote and dispose of the shares indicated:

Amount and Nature		Percent of
Title of Class		Name and Address	of Beneficial Ownership	Class
Common
				Landon Barretto		934,330	 	32.55%
                        1420 Fifth Avenue
				suite 2200
				Seattle, WA 98101

				Greg Zeitler		220,000		  7.6%
				4633 Mountain Highway
				North Vancouver, B.C.
				V7K 2V7 Canada

				Lou Lazorwitz		322,553(1)		 11.24%
				16422 Clearcrest
				Houston, TX	77059

Series A Preferred

				Landon Barretto		2,500,000		 100%
				1420 Fifth Avenue
				suite 2200
				Seattle, WA 98101

(1) Mr. Lazorwitz holds these shares directly or beneficially. The shares were purchased in each of the Company's original public and private offerings

     The number of shares of our common stock owned as of December 31, 2001, by each of our directors and executive officers and by all of our directors and officers, as a group, is as follows. No material consideration was paid for any of these shares. Each person possesses the sole power to vote and dispose of the shares indicated:



                                     10K-32
                                    Amount and Nature		Percent
Title of Class		Name		of Beneficial Ownership	of Class

Common		Landon Barretto	934,330			32.55%

			Directors and 	934,330			32.55%
			Officers as a
                  group

Series A		Landon Barretto	2,500,000			100%
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

     Following reincorporation into Delaware, no shares of preferred stock will be outstanding. However, our board of directors will be authorized, without further stockholder approval, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of those shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. These preferred shares may have rights senior to those of the common stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except as provided below, since January 1, 1999 there has been no transaction involving us, and there is no proposed transaction involving us, in which the amount involved exceeds $60,000, and in which any director, executive officer, director nominee, 5% shareholder or family member of any of the foregoing is involved.

     On October 19, 1998 we entered into a revolving loan arrangement with Mr. Barretto under which he can borrow up to $125,000 at 7.75% per annum. All amounts borrowed under this arrangement are due and payable in full on June 30, 2003, extended from December 1, 2000. As of December 31, 2001, a total of $42,400, was outstanding.

     Landon Barretto, our President, Chief Executive Officer and sole director is also the President and sole shareholder of Barretto Pacific Corporation, a Nevada corporation. Although we have not entered into a formal agreement,

                                      10K-33
Barretto Pacific Corporation has at times provided us with some or all of our executive, managerial and administrative services.

     For these services, when rendered, we may pay the following:

     * the salaries and other approved compensation and expenses of the employees of Barretto Pacific Corporation who spend substantially all of their business time working on our affairs
     * third party expenses incurred on our behalf, including rent, travel, telephone and legal and accounting fees

     From inception to December 31, 2001, we have reimbursed Barretto Pacific Corporation, $899,876 for these expenses. As of December 31, 2000, there was no balance receivable or payable between the two companies. Beginning
September 1, 2000, Barretto Pacific Corporation has paid the employment expense of its employee who, since that time, works part time on our affairs, without reimbursement from the Company. The value of the salary and related benefits for this employee, from September 1, 2000 to December 31, 2001, has been applied to reduce the loan receivable from Landon Barretto.


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