Form 10QSB
period 2002-03-31
GRIFFIN INDUSTRIES INC
filed 2002-05-15
CIK 1049861

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                     or

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

                      1420 Fifth Avenue suite 2200
                            Seattle, WA
                                98101
               (Address of principal executive offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

CLASS                                 OUTSTANDING AT 03-31-02
Common Stock - $0.001 par value       		2,869,633

                                   INDEX


PART I - FINANCIAL INFORMATION

Item 1- 	Financial Statements (unaudited)............................10Q-3
		Condensed Balance Sheets....................................10Q-3
            Condensed Statements of Operations
            and Deficit.................................................10Q-5
		Condensed Statements of Cash Flows..........................10Q-6
		Notes to Condensed Financial Statements.....................10Q-8

Item 2 -    Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............10Q-10


PART II -   OTHER INFORMATION..........................................10Q-12

            EXHIBIT INDEX..............................................10Q-12
            SIGNATURES.................................................10Q-12






































PART 1
FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


GRIFFIN INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)
(in US $)




                                 March 31, 2002          December 31, 2001
ASSETS
Current

 Cash and cash equivalents   $                -      $                  47
                                 --------------          -----------------
 Total current assets                         -                         47

 Loan receivable from
  principal stockholder
  (Note 2)                               23,780                     42,400
 Capital asset                              582                        582
                                 --------------          -----------------
Total assets                 $           24,362      $              43,029



LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)
Current

 Checks issued in excess
  of deposits                $             135       $                   -
Accounts payable and
 accrued liabilities                    31,381                      33,331
                                 -------------            ----------------
Total current liabilities               31,516                      33,331



Stockholders' equity (deficiency)
Authorized
 5,000,000 Preferred shares @ $.001 par value
 50,000,000 Common shares @ $.001 par value





                                     10Q-3
Issued and outstanding
 2,500,000 Preferred shares
 (December 31, 2001 -
  2,500,000)                            2,500                        2,500
 2,869,633 Common shares
 (December 31, 2001 -
  2,869,633)                            2,869                        2,869
Additional paid-in capital          2,534,539                    2,534,539
Unearned compensation                  (6,456)                     (19,914)
Accumulated deficit under
 development stage                 (2,540,606)                  (2,510,296)
                                    ---------                    ---------
Total stockholders' equity
 (deficiency)                          (7,154)                       9,698
                                    ---------                    ---------
Total liabilities and
 stockholders' equity
 (deficiency)                 $        24,362           $           43,029






































                                     10Q-4
                         GRIFFIN INDUSTRIES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF OPERATIONS AND DEFICIT
                                (UNAUDITED)
                                  (in US$)

				        For the three months ended    Period from
                                March 31,      March 31    October 14, 1997 -
                                     2002         2001       March 31, 2002

EXPENSES
 Professional fees                  1,182        21,375           1,049,269
 Travel                                 -             -             402,749
 Office and miscellaneous          29,580        25,329           1,168,942
 Directors' fees                        -             -              18,250
 Depreciation expense                   -             -               1,415
                                ---------      --------       -------------
                                   30,762        46,704           2,640,625


OTHER INCOME

 Investment income                    452         2,155             100,019
                                 --------       -------           ---------
                                      452         2,155             100,019


                                 --------       -------           ---------
Loss for the period               (30,310)      (44,549)         (2,540,606)


Accumulated deficit,
 beginning of period           (2,510,296)   (2,360,567)                  -

Accumulated deficit,
 end of period          $      (2,540,606) $ (2,405,116)       $ (2,540,606)


Weighted average
 number of common
 shares outstanding             2,869,633     2,869,633


Loss per common share
 - basic and diluted   $            (0.01) $     (0.02)











                                     10Q-5
                             GRIFFIN INDUSTRIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                    (in US$)

			       For the three months ended     Period from
                           March 31,       March 31,    Oct. 14, 1997 to
                              2002             2001     March 31, 2002


OPERATING ACTIVITIES
Loss                     $  (30,310)    $   (44,549)  $      (2,540,606)

Add items not
affecting cash:
 Accrued interest              (452)         (2,149)            (16,945)
 Depreciation expense             -               -               1,415
 Office and
  miscellaneous
  expenses paid by
  stock options              13,458          13,458             179,544
 Office and
  miscellaneous
  expenses paid by
  principal stockholder      15,647           7,000              69,160

                             (1,657)        (26,240)         (2,307,432)

Changes in operating
 liabilities:

Accounts payable and
 accrued liabilities         (1,950)         14,375               31,381
Cash used in operating
 activities                  (3,607)        (11,865)          (2,276,051)



INVESTING ACTIVITIES

Repayment of loan
 receivable from principal
 stockholder                   3,425          7,740               49,005
Purchase of capital assets         -              -               (1,997)
Advances on loan
 receivable from principal
 stockholder                       -              -             (125,000)
Cash provided by (used in)
 operating activities          3,425          7,740              (77,992)






                                     10Q-6
FINANCING ACTIVITIES

Proceeds from issuance of
 common and preferred stock        -              -            2,353,908
Cash provided by financing
 activities                        -              -            2,353,908







Decrease in cash and
 cash equivalents              (182)         (4,125)                (135)
Cash and cash equivalents,
 beginning of period             47           4,761
               -
Cash and cash equivalents
(checks issued in excess
 of deposits), end of
 period                   $    (135)      $     636      $          (135)


































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

     The Company has incurred significant losses and negative cash flow from operations since its inception and has an accumulated deficit of $2,540,606 at March 31, 2002 (December 31, 2001 - $2,510,296). A substantial portion of the losses is attributable to efforts in identifying and evaluating acquisition opportunities. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon the continued support of its principal stockholder and obtaining additional financing. There can be no assurance the Company can attain profitable operations or obtain additional financing in the future.

     These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

     These statements are unaudited and, in the opinion of management, include all adjustments(consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended
March 31,2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001.

2. RELATED PARTY TRANSACTIONS

     Substantially all of the company's operations are managed by the Company's Principal Stockholder and executive, management and administrative services are provided by a company wholly-owned by the Principal Stockholder. During the period the Company paid $nil [March 31, 2001- $nil] for management and administrative services. Additional management and administrative services with a fair value of $15,647 were provided to the Company in exchange for the settlement of the loan receivable from the Principal Stockholder during the period (March 31, 2001 - $7,000).

     In 1998, the Company entered into an unsecured revolving loan agreement with a director and major shareholder whereby he can borrow up to $125,000 at 7.75% per annum. At March 31,2002 the Company had a balance of $23,780 owing from the director which matures June 30, 2003.

                                     10Q-8
3. SALES OF UNREGISTERED SECURITIES

[a]	Shares authorized

	50,000,000 shares of common stock, $.001 par value
	 5,000,000 shares of preferred stock, $.001 par value

     The shareholders of common stock are entitled to one vote per share of common stock held and the shares are fully transferable subject to applicable laws.

     The issued and outstanding preferred stock consists of "Series A" convertible preferred stock, where each Series A convertible preferred stock will convertinto five shares of common stock upon and subject to: a change in control of theCompany; any tender offer of shares made under Section 14 of the Securities and Exchange Act which, upon approval and completion, would effect a significant change of control of the Company; or a liquidation or dissolution of the Company. The Company and its stockholders have approved a plan to reincorporate the Company in the State of Delaware. The Principal Stockholder has agreed to surrender all Series A preferred stock to the Company for no consideration in connection with the reincorporation of the Company into Delaware.

     In the event of a liquidation or dissolution of the Company, the holders of the common stock shall be entitled to receive all of the net assets of the

Company.

 [b]	Warrants

As at March 31, 2002, the following warrants were outstanding:



Number                    Exercise                             Expiry
of Shares                   Price                               Date

500,000                $	1.00                     March 17, 2003
388,000                 	1.00                   December 1, 2003
100,000                 	1.00                   December 1, 2003
100,000                 	1.00                  December 31, 2004


[c]	Stock options

As at March 31,2002 the following stock options were outstanding:


Number                     Exercise                         Expiry
of Shares                    Price                           Date
20,000                 $	1.00                     January 1, 2003
20,000                    	3.00                        July 1, 2003
20,000                    	3.00                     January 1, 2004
20,000                  	3.00                        July 1, 2004
20,000                  	3.00                     January 1, 2005


There has been no stock option activity during the period ended March 31, 2002.


                                     10Q-9
4. SEGMENTED INFORMATION

The Company operates in one business segment in the United States.

 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our stock trades publicly on the OTC Bulletin Board under the symbol GFNI.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report and with "Management's Discussion and Analysis of Financial Condition and Results of Operations; Plan of Operation" presented in the Company's 2001 Annual Report on Form 10-KSB.

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

	In the summer of 1998 we terminated our status as a business development company, and our regulation under the Investment Company Act of 1940, due to our vintention to acquire 100% of the assets or shares of heavy construction equipment companies.

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







                                     10Q-10
LIQUIDITY AND CAPITAL RESOURCES

     The company has limited liquidity and capital resources. The Company's cash balances have decreased by $182 from the year ending December 31, 2001. The Company has almost no cash and has ceased active operations. To resume active operations, the Company will need to raise additional cash, most likely by selling more shares. The Company will need capital to pay for the costs of identifying,researching, negotiating with, and performing due diligence on potential acquisition targets. The Company will also need to raise significant additional funds and/or issue significant amounts of our securities, to finance each of our acquisitions. All of these capital requirements are likely to dilute the ownership of our current shareholders. The Company may not be able to raise the cash we need.

     The Company relies on Barretto Pacific Corporation, a company wholly owned by Landon Barretto, at times, for some of its executive, managerial and administrative requirements.

     The Company has a revolving loan arrangement with Mr. Barretto under which he can borrow up to $125,000 at 7.75% per annum. All amounts borrowed under this arrangement are due and payable in full on June 30, 2003. As of March 31, 2002, a total of $23,780 including principal and interest, is outstanding. The loan principal has been reduced by $15,647 during the period ended March 31, 2002 which comprises the value of services which were provided by Barretto Pacific Corporation, a company wholly owned by Landon Barretto. The Company expects that this amount will be settled by the due date.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED
MARCH 31,2001

     Our only revenue to date is for interest earned on cash and cash equivalent balances and a note receivable from a director. From inception through March 31,2002 this totaled $100,019. Investment revenue decreased $1,703 from $2155 or, 79% from the corresponding prior year period. This decrease was due to reduced cash and cash equivalent balances.

     Total costs and expenses decreased for the three month period ending March 31,2002 from $46,704 to $30,762 or 34% from the corresponding prior year period. This decrease was primarily due to reduced operating and acquisition activities during the period.

     Professional fees decreased for the three month period ending
March 31, 2002 from $21,375 to $1,182, or 94% from the corresponding prior year period, primarily as a result of reduced operations. Professional fees consist primarily of the fees we have paid for legal and accounting.

     Office and miscellaneous increased from $25,329 to $29,580 or 17% from the corresponding prior year period. This is primarily due to services valued at $15,647 provided from Barretto Pacific Corporation, a company wholly owned by Landon Barretto. These services consist partly of the salary and associated benefits of an employee from the period of January 1, 2002 to March 31, 2002,


                                     10Q-11
whose services were also provided through a co-employment agreement between the Company and Barretto Pacific Corporation.

FUTURE OPERATING RESULTS

     The Company's future operating results will be wholly dependent upon the success of the investment and acquisition decisions that the Company will make. As such, no assurance or accurate estimation can be given regarding, such operating results.


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

Date: May,14, 2002


                                     10Q-12