Form 10QSB
period 2002-06-30
GRIFFIN INDUSTRIES INC
filed 2002-08-06
CIK 1049861

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                     or

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

CLASS                                 OUTSTANDING AT 06-30-02
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

            EXHIBIT INDEX..............................................10Q-12
            SIGNATURES.................................................10Q-12





































PART 1
FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


GRIFFIN INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)
(in US $)





                                          June 30,             December 31,
                                           2002                    2001
ASSETS

Current
Cash and cash equivalents          $                      $             47
Loan receivable                             4,643                   42,400
                                          -------                ---------
                                            4,643                   42,447


Capital asset                                 582                      582
                                          -------                ---------
                                   $        5,225         $         43,029





LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Bank indebtedness                  $            2         $              -
Accounts payable and
  accrued expenses                         33,381                   33,331

                                           ------                   ------
                                           28,383                   33,331




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






































                                     10Q-4

                         GRIFFIN INDUSTRIES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF OPERATIONS AND DEFICIT
                                (UNAUDITED)
                                  (in US$)



                                                               period from
                       For the three           For the six     October 14,
                       months ended           months ended     1997 to June
                  June 30,     June 30,   June 30,  June 30,   30, 2002
                   2002         2001      2002        2001


REVENUE
Investment income $   340     $  1,691  $     792   $ 3,846   $    100,359
                   ------      -------    -------    ------     ----------
                      340        1,691        792     3,846        100,359


EXPENSES
Professional fees   4,312        6,055      6,244    27,730      1,054,331
Travel                  -            -          -         -        402,749
Office and
 miscellaneous     16,282       31,822     48,862    57,150      1,185,224
Directors' fees         -            -          -         -         18,250
Depreciation
 expense                -            -          -         -          1,165
                   ------       ------     ------    ------      ---------
                   20,594       37,877     52,106     84580      2,661,969


Loss             (20,254)     (36,186)    (51,314)  (80,734)    (2,561,610)


Accumulated
 deficit,
 beginning of
 period       (2,541,356)  (2,405,115) (2,515,296)(2,360.567)            -
Accumulated
 deficit, end
 of period $  (2,561,610) $(2,441,301)$(2,561,610)(2,441,301)  $(2,561,610)

Weighted
 average
 number of
 common shares
 outstanding   2,869,633     2,869,633

Loss per
 common share
 basic and
diluted     $     (0.01) $      (0.01)

                                     10Q-5
                             GRIFFIN INDUSTRIES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                    (in US$)





                               2002         2001          Period from
                                                       October 14, 1997
                                                       to June 30, 2002
OPERATING ACTIVITIES

Loss                    $   (51,314)   $ (80,734)     $     (2,561,610)
Add items not
 affecting cash:
 Accrued interest              (792)      (3,840)              (17,285)
 Depreciation
  expenses                        -            -                 1,415
 Office and
  miscellaneous
  expenses paid by
  stock  options             13,458        26,916              179,544
 Office and
  miscellaneous
  expenses paid by
  principal
  shareholder                32,254        22,304               85,767

                             ------        ------              -------
                             (6,394)      (35,354)          (2,312,169)

Changes in operating
  liabilities:
  Accounts payable and
   accrued expenses              50        12,819                33,381
                             ------        ------             ---------
Cash used in operating
   activities                (6,344)      (22,535)           (2,278,788)


INVESTING ACTIVITIES

Purchase of capital
 assets                           -             -                (1,997)
Repayment of loan
 receivable from
 principal shareholder        6,295        18,293                51,875
Advances on loans





                                 10Q-6
receivable from
 principal shareholder            -              -              (125,000)
                             ------         ------               -------
Cash provided by (used
 in) investing
 activities                   6,295         18,293               (75,122)
FINANCING ACTIVITIES

Proceeds from common
 and preferred stock              -              -             2,353,908
                             ------        -------             ---------
Cash provided by
 financing activities             -              -             2,353,908



Increase (decrease)
 in cash during the
 period                         (49)         (4,242)                  (2)
Cash and cash
 equivalents,
 beginning of period             47           4,761                    -
                             ------          ------           ----------
Cash and cash
 equivalents, end of
 period                    $     (2)       $    519        $          (2)




Proceeds from issuance of
 common and preferred stock        -              -            2,353,908
Cash provided by financing
 activities                        -              -            2,353,908






















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

     The Company has incurred significant losses and negative cash flow from operations since its inception and has an accumulated deficit of $2,561,610 at June 30, 2002 (December 31, 2001 - $2,510,296). A substantial portion of the losses is attributable to efforts in identifying and evaluating acquisition opportunities. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon the continued support of its principal stockholder and obtaining additional financing. There can be no assurance the Company can attain profitable operations or obtain additional financing in the future.

     These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

     These statements are unaudited and, in the opinion of management, include all adjustments(consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended
June 30,2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001.

2. RELATED PARTY TRANSACTIONS

     Substantially all of the company's operations are managed by the Company's Principal Stockholder and executive, management and administrative services are provided by a company wholly-owned by the Principal Stockholder. During the period the Company paid $nil [June 30, 2001- $nil] for management and administrative services. Additional management and administrative services with a fair value of $15,000 were provided to the Company in exchange for the settlement of the loan receivable from the Principal Stockholder during the period (June 30, 2001 - $15,000).

     In 1998, the Company entered into an unsecured revolving loan agreement with a director and major shareholder whereby he can borrow up to $125,000 at 7.75% per annum. At June 30,2002 the Company had a balance of $4,643 owing from the director which matures June 30, 2003.

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

As at June 30, 2002, the following warrants were outstanding:

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

As at June 30,2002 the following stock options were outstanding:

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

There has been no stock option activity during the period ended June 30, 2002.



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






                                     10Q-10
LIQUIDITY AND CAPITAL RESOURCES

     The company has limited liquidity and capital resources. The Company's cash balances have decreased by $49.00 from the year ending December 31, 2001. The Company has almost no cash and has ceased active operations. To resume active operations, the Company will need to raise additional cash, most likely by selling more shares. The Company will need capital to pay for the costs of identifying, researching, negotiating with, and performing due diligence on potential acquisition targets. The Company will also need to raise significant additional funds and/or issue significant amounts of our securities, to finance each of our acquisitions. All of these capital requirements are likely to dilute the ownership of our current shareholders. The Company may not be able to raise the cash we need.

     The Company relies on Barretto Pacific Corporation, a company wholly owned by Landon Barretto, at times, for some of its executive, managerial and administrative requirements.

     The Company has a revolving loan arrangement with Mr. Barretto under which he can borrow up to $125,000 at 7.75% per annum. All amounts borrowed under this arrangement are due and payable in full on June 30, 2003. As of June 30, 2002, a total of $4,643 including principal and interest, is outstanding. The loan principal has been reduced by $15,000 during the period ended June 30, 2002 which comprises the value of services which were provided by Barretto Pacific Corporation, a company wholly owned by Landon Barretto. The Company expects that this amount will be settled by the due date.


RESULTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2002 COMPARED TO THREE MONTHS ENDED
June 30,2001

     Our only revenue to date is for interest earned on cash and cash equivalent balances and a note receivable from a director. From inception through June 30,2002 this totaled $108,359. Investment revenue decreased $3,054 from $3,846 or, 79% from the corresponding prior year period. This decrease was due to reduced cash and cash equivalent balances.

     Total costs and expenses decreased for the three month period ending June 30,2002 from $31,512 to $20,295 or 60% from the corresponding prior year period. This decrease was primarily due to reduced operating and acquisition activities during the period.

     Professional fees decreased for the three month period ending
June 30, 2002 from $6,244 to $4,312 or 28% from the corresponding prior year period, primarily as a result of reduced operations. Professional fees consist primarily of the fees we have paid for legal and accounting.

     Office and miscellaneous decreased from $31,842 to $16,282 or 51% from the corresponding prior year period. Office and miscellaneous also includes services valued at $15,000 provided at no cost from Barretto Pacific Corporation,a company wholly owned by Landon Barretto. These services consist partly of the salary and associated benefits of an employee from the period of January 1, 2001 to June 30, 2002, whose services were also

                                    10Q-11
provided through a co-employment agreement between the Company and Barretto Pacific Corporation.

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

Date: August 6, 2002


                                     10Q-12