Form 10QSB/A
period 2002-06-30
GRIFFIN INDUSTRIES INC
filed 2002-08-27
CIK 1049861

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

CLASS                                 OUTSTANDING AT 06-30-02
Common Stock - $0.001 par value       		2,869,633
                                   INDEX

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Balance Sheets (unaudited)........................................10Q-3
Statements of Operations and Deficit (unaudited)..................10Q-5
Statements of Cash Flows (unaudited)..............................10Q-7
Notes to the Financial Statements.................................10Q-9

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANACIAL CONDITION AND RESULTS OF OPERATION.....................10Q-11

PART II	OTHER INFORMATION

ITEM 6	EXHIBITS..............................................10Q-13

SIGNATURES........................................................10Q-14






































PART 1	FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

                            GRIFFIN INDUSTRIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)
                                    (in US $)



                                        June 30,               December 31,
                                         2002                      2001







ASSETS

Current
Cash and cash equivalents          $         -          $               47
Loan receivable from principal
 stockholder                             3,664                      42,400
                                    ----------                  ----------
Total current assets                     3,664                      42,447

Capital asset                              582                         582
                                    ----------                  ----------
Total assets                      $      4,246          $           43,029


LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIENCY)

Current
Checks issued in excess of
 deposits                         $         2           $                -
Accounts payable and accrued
 liabilities                           33,381                       33,331
                                   ----------                   ----------
Total current liabilities              33,383                       33,331

Stockholders' equity
 (deficiency)

Capital stock
Authorized
5,000,000 preferred shares with
 a par value of $0.001
50,000,000 common shares with a
 par value of $0.001

                                     10Q-3
Issued and outstanding
2,500,000 preferred shares
 (December 31, 2001 - 2,500,000)       2,500                        2,500
2,869,633 common shares
 (December 31, 2001 - 2,869,633)       2,869                        2,869
Additional paid-in capital         2,534,539                    2,534,539
Unearned compensation                      -                      (19,914)
Accumulated deficit under
 development stage                (2,569,045)                  (2,510,296)
Total stockholders' equity
 (deficiency)                        (29,137)                       9,698

                                  ----------                   ----------

Total liabilities and
 stockholder's equity
 (deficiency)                   $      4,246           $           43,029







































                                     10Q-4

                          GRIFFIN INDUSTRIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS AND DEFICIT
                                 (UNAUDITED)
                                  (in US $)

                            Period From      Three months    Three months
                            October 14,         ended           ended
                              1997 to          June30,         June30,
                            June 30, 2002       2002            2002

EXPENSES
Depreciation expense     $        1,415   $            -   $            -
Directors' fees                  18,250                -                -
Office and miscellaneous      1,192,659           23,717           31,822
Professional fees             1,054,331            5,062            6,055
Travel                          402,749                -                -
                             ----------       ----------       ----------
                              2,669,404           28,779           37,877


OTHER INCOME
Investment income               100,359              340            1,691
                             ----------       ----------       ----------
Loss for the period          (2,569,045)         (28,439)        (36,186)


Accumulated deficit,
 beginning of period                  -       (2,540,606)     (2,405,115)

Accumulated deficit,
end of period            $   (2,569,045)  $   (2,569,045) $   (2,441,301)


Basic and diluted loss
 per common share                                  (0.01)          (0.01)


Weighted average number
 of common shares
 outstanding                                   2,869,633       2,869,633














                                      10Q-5
                                           Six months       Six months
                                              ended            ended
                                             June30,          June 30,
                                              2002             2001

EXPENSES
Depreciation expense                      $          -    $            -
Directors' fees                                      -                 -
Office and
 miscellaneous                                  53,297            57,150
Professional fees                                6,244            27,430
Travel                                               -                 -
                                            ----------        ----------
                                                59,541            84,580

OTHER INCOME
Investment income                                  792             3,846
                                            ----------        ----------

Loss for the period                           (58,749)           (80,734)


Accumulated deficit,
 beginning of period                       (2,510,296)        (2,360,567)


Accumulated deficit,
 end of period                             (2,569,045)        (2,441,301)

Basic and diluted loss
 per common share                               (0.02)             (0.03)

weighed average number
 of common shares
 outstanding                                2,869,633          2,869,633





















                                      10Q-6

                          GRIFFIN INDUSTRIES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                (in US $)



                               Period from     Six Months      Six Months
                               October 14,       Ended           Ended
                               1997 to June     June30,          June30,
                               30, 2002          2002             2001

OPERATING ACTIVITIES
Loss for the period      $       (2,569,045) $   (58,749)    $   (80,734)
Add items not
 affecting cash:
Accrued interest income             (17,285)        (792)         (3,840)
Depreciation                          1,415            -               -
Office and miscellaneous
 expenses paid by stock
 options                            186,000       19,914          26,916
Office and miscellaneous
 expenses paid by
 principal shareholder               86,746       33,233          30,044


Changes in non-cash
 working capital items:
Accounts payable and
 accrued liabilities                 33,381           50          12,819
                                 ----------   ----------      ----------
Cash used in operating
 activities                      (2,278,788)      (6,344)        (22,535)


INVESTING ACTIVITIES
Purchase of capital assets           (1,997)           -               -
Repayment  of loan
 receivable from principal
 shareholder                         51,875        6,295          10,553
Advances on loans receivable
 from principal shareholder        (125,000)           -               -
                                 ----------   ----------      ----------
Cash provided by (used in)
 investing activities               (75,122)       6,295          10,553


FINANCING ACTIVITIES
Proceeds from common and
 preferred stock                  2,353,908            -               -
                                 ----------   ----------      ----------
Cash provided by financing
 activities                       2,353,908            -               -

                                     10Q-7
Decrease  in cash and cash
 equivalents during the period           (2)         (49)         (4,242)

Cash and cash equivalents,
 beginning of period                      -           47           4,761
                                 ----------   ----------      ----------
Cash and cash equivalents
 (checks issued in excess of
 deposits), end of period   $            (2) $        (2)   $        519















































                                     10Q-8
GRIFFIN INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(UNAUDITED)
(in US $)

1. BASIS OF PRESENTATION

     These financial statements have been prepared by management on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

     The Company's current business is to identify and evaluate opportunities for the acquisition of businesses that sell a portion, or the entirety, of their products or services over the Internet. The Company has incurred significant losses and negative cash flow from operations since its inception and has an accumulated deficit of $2,569,045 at June 30, 2002 (December 31, 2001 - $2,510,296). A substantial portion of the losses is attributable to efforts in identifying and evaluating acquisition opportunities. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon the continued support of its principal stockholder and obtaining additional financing.There can be no assurance the Company can attain profitable operations or obtain additional financing in thefuture.

     These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

     These statements are unaudited and, in the opinion of management, include all adjustments(consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such Securities and Exchange Commission rules and regulations. Operating results for the period ended June 30,2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001.





                                     10Q-9
2. RELATED PARTY TRANSACTIONS

     Substantially all of the company's operations are managed by the Company's Principal Stockholder and executive, management and administrative services are provided by a company wholly-owned by the Principal Stockholder. During the six month period ended June 30, 2002, the Company paid $nil [June 30, 2001- $nil] for management and administrative services. Additional management and administrative services with a fair value of $33,233 were provided to the Company in exchange for the settlement of the loan receivable from the Principal Stockholder during the period (June 30, 2001 - $30,044).

     In 1998, the Company entered into an unsecured revolving loan agreement with a director and major shareholder whereby the individual can borrow up to $125,000 at 7.75% per annum. At June 30,2002 the Company had a balance of $3,664 owing from the director which matures June 30, 2003.

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

[b]	Warrants

As at June 30, 2002, the following warrants were outstanding:

Number                    Exercise                             Expiry
of Shares                   Price                               Date

500,000                $	1.00                     March 17, 2003
388,000                 	1.00                   December 1, 2003
100,000                 	1.00                   December 1, 2003
100,000                 	1.00                  December 31, 2004


                                     10Q-10
There have been no warrants issued during the six month period ended June 30, 2002.


3. SALES OF UNREGISTERED SECURITIES (CONT'D.)

[c]	Stock options

As at June 30,2002, the following stock options were outstanding:

Number                     Exercise                         Expiry
of Shares                    Price                           Date
20,000                 $	1.00                     January 1, 2003
20,000                    	3.00                        July 1, 2003
20,000                    	3.00                     January 1, 2004
20,000                  	3.00                        July 1, 2004
20,000                  	3.00                     January 1, 2005

There has been no stock option activity during the six month period ended June 30, 2002.

4. SEGMENTED INFORMATION

The Company operates in one business segment in the United States.

5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our stock trades publicly on the OTC Bulletin Board under the symbol GFNI.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANACIAL CONDITION AND RESULTS OF OPERATION

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


                                     10Q-11
	In the summer of 1998 we terminated our status as a business development company, and our regulation under the Investment Company Act of 1940, due to our intention to acquire 100% of the assets or shares of heavy construction equipment companies.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has limited liquidity and capital resources. The Company's cash balances have decreased by $49 from the year ending December 31, 2001.
The Company will need to raise additional cash, most likely by selling more shares. The Company will need capital to pay for the costs of identifying, researching, negotiating with, and performing due diligence on potential acquisition targets. The Company will also need to raise significant additional funds and/or issue significant amounts of our securities, to finance each of our acquisitions. All of these capital requirements are likely to dilute the ownership of our current shareholders. The Company may not be able to raise the cash we need.

     The Company relies on Barretto Pacific Corporation, a company wholly owned by Landon Barretto, at times, for some of its executive, managerial and administrative requirements.

     The Company has a revolving loan arrangement with Mr. Barretto under which he can borrow up to $125,000 at 7.75% per annum. All amounts borrowed under this arrangement are due and payable in full on June 30, 2003. As of June 30, 2002, a total of $3,664 including principal and interest, is outstanding. The loan principal has been reduced by $39,528 during the six month period ended June 30, 2002 which comprises the value of services of $33,233 which were provided by Barretto Pacific Corporation, a company wholly owned by Landon Barretto, and cash repayments of $6,295. The Company expects that this amount will be settled by the due date.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED
JUNE 30,2001

     Our only revenue to date is for interest earned on cash and cash equivalent balances and a note receivable from a director. From inception through June 30,2002 this totaled $100,359. Investment revenue decreased $1,351 from $1,691 or, 79% from the corresponding prior year period. This decrease was due to reduced cash and cash equivalent balances.

     Total costs and expenses decreased for the three month period ending June 30,2002 from $36,186 to $28,439 or 21% from the corresponding prior year period. This decrease was primarily due to reduced operating and acquisition activities during the period.

                                     10Q-12
     Professional fees decreased for the three month period ending
June 30, 2002 from $6,055 to $5,062 or 16% from the corresponding prior year period, primarily as a result of reduced operations. Professional fees consist primarily of the fees we have paid for legal and accounting.

     Office and miscellaneous decreased from $31,822 to $23,717 or 25% from the corresponding prior year period. Office and miscellaneous also includes services valued at $17,586 provided at no cost from Barretto Pacific Corporation,a company wholly owned by Landon Barretto. These services consist partly of the salary and associated benefits of an employee from the period of April 1, 2002 to June 30, 2002, whose services were also provided through a co-employment agreement between the Company and Barretto Pacific Corporation.

FUTURE OPERATING RESULTS

     The Company's future operating results will be wholly dependent upon the success of the investment and acquisition decisions that the Company will make. As such, no assurance or accurate estimation can be given regarding, such operating results.

PART II	OTHER INFORMATION

ITEM 6	EXHIBITS

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

                            GRIFFIN INDUSTRIES INC.

                By: /s/ Landon Barretto
                   ------------------------------------
                   Landon Barretto
                   President, Chief Executive Officer

Date: August 27, 2002










































                                           10Q-14