Form 10QSB
period 2002-09-30
GRIFFIN INDUSTRIES INC
filed 2002-11-06
CIK 1049861

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                     or

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

CLASS                                 OUTSTANDING AT 09-30-02
Common Stock - $0.001 par value       		2,869,633
                                   INDEX

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Balance Sheets (unaudited)............................10Q-3
Statements of Operations and Deficit (unaudited)......10Q-4
Statements of Cash Flows (unaudited)..................10Q-5
Notes to the Financial Statements.....................10Q-7

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATION..........10Q-9

PART II	OTHER INFORMATION

ITEM 6
EXHIBITS..............................................10Q-11
SIGNATURES ...........................................10Q-12





































                                     10Q-2
PART 1	FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

                           GRIFFIN INDUSTRIES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS
                               (UNAUDITED)
                                (in US $)


                                           September 30,            December 31,
                                              2002                      2001

ASSETS
Current
Cash and cash equivalents                $        -                $       47
Loan receivable from principal
stockholder                                       -                    42,400
                                          ---------                 ---------
Total current assets                                                   42,447

Capital asset                                   582                       582
                                          ---------                 ---------
Total assets                            $       582               $    43,029


LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)
Current
Checks issued in excess of
 deposits                               $         3                $         -
Accounts payable and accrued
 liabilities                                 32,672                     33,331
Amounts due to principal stockholder         14,267                          -
                                         ----------                 ----------
Total current liabilities                    46,942                     33,331

Stockholders' equity (deficiency)
Capital stock
Authorized
5,000,000 preferred shares with a
 par value of $0.001
50,000,000 common shares with a par
 value of $0.001
Issued and outstanding
2,500,000 preferred shares
 (December 31, 2001 - 2,500,000)             2,500                       2,500
2,869,633 common shares
 (December 31, 2001 - 2,869,633)             2,869                       2,869
Additional paid-in capital               2,534,539                   2,534,539
Unearned compensation                            -                     (19,914)
Accumulated deficit under
 development stage                      (2,586,268)                 (2,510,296)
                                        ----------                  --------

                                     10Q-3
Total stockholders' equity
 (deficiency)                              (46,360)                      9,698



Total liabilities and stockholders'
 equity (deficiency)                  $        582                $     43,029




                                 GRIFFIN INDUSTRIES, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS AND DEFICIT
                                      (UNAUDITED)
                                       (in US $)

                              Period From          Three Months     Three Months
                           October 14, 1997 to         Ended            Ended
                           September 30, 2002      September 30    September 30,
                                                       2002              2001

EXPENSES
Depreciation expense     $              1,415    $            -    $          -
Directors' fees                        18,250                 -               -
Office and miscellaneous            1,208,176            15,517          32,839
Professional fees                   1,056,037             1,706           1,993
Travel                                402,749                 -               -
                                   ----------        ----------      ----------
                                    2,686,627            17,223          34,832

OTHER INCOME
Investment income                     100,359                 -           1,159
                                   ----------        ----------      ----------
Loss for the period                (2,586,268)          (17,223)        (33,673)

Accumulated deficit,
 beginning of period                        -        (2,569,045)     (2,441,301)

Accumulated deficit,
 end of period           $         (2,586,268)   $   (2,586,268)   $ (2,474,974)

Basic and diluted loss
 per common share                                         (0.01)          (0.01)

Weighted average number
 of common shares outstanding                         2,869,633        2,869,633









                                      10Q-4
                                         Nine Months     Nine Months
                                           Ended            Ended
                                        September 30     September 30,
                                            2002              2001

EXPENSES
Depreciation expense                 $            -    $            -
Directors' fees                                   -                 -
Office and miscellaneous                     68,814            89,989
Professional fees                             7,950            29,423
Travel                                            -                 -
                                         ----------        ----------
                                             76,764           119,412

OTHER INCOME
Investment income                               792             5,005
                                         ----------        ----------
Loss for the period                         (75,792)         (114,407)

Accumulated deficit,
 beginning of period                     (2,510,296)       (2,360,567)

Accumulated deficit,
 end of period           $               (2,586,268)   $   (2,474,974)

Basic and diluted loss
 per common share                             (0.03)            (0.04)

Weighted average number
 of common shares outstanding             2,869,633         2,869,633



                       GRIFFIN INDUSTRIES, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS
                            (UNAUDITED)
                             (in US $)


                                    Period from     Nine Months    Nine Months
                                     October 14,        Ended         Ended
                                      1997 to      September 30,  September 30,
                                    September 30,      2002          2002
                                       2002

OPERATING ACTIVITIES
Loss for the period                $  (2,586,268)  $    (75,972)  $   (114,407)
Add items not affecting cash:
 Accrued interest income                 (17,285)          (792)        (4,999)
 Depreciation                              1,415              -              -
 Office and miscellaneous
  expenses paid by stock options         186,000         19,914         40,374
 Accrued office and miscellaneous
  expenses paid to principal
  stockholder                    	 103,052         49,539         45,044

                                    10Q-5
Changes in non-cash working capital
 items:
 Accounts payable and accrued
  liabilities                             32,672           (659)         4,644
                                       ---------      ---------      ---------
Net cash used in operating activities (2,280,414)        (7,970)       (29,344)


INVESTING ACTIVITIES
Purchase of capital assets                (1,997)             -              -
Repayment  of loan receivable from
 principal shareholder                    53,500          7,920         24,677
Advances on loans receivable from
 principal shareholder                  (125,000)             -              -
                                       ---------      ---------      ---------
Net cash provided by (used in)
 investing activities                    (73,497)         7,920         24,677

FINANCING ACTIVITIES
Proceeds from common and preferred
 stock                                 2,353,908             -               -
                                       ---------     ---------       ---------
Net cash provided by financing
 activities 			       2,353,908             -               -

Decrease in cash and cash equivalents
 during the period                            (3)          (50)         (4,667)

Cash and cash equivalents, beginning
 of period                                     -            47           4,761

Cash and cash equivalents (checks
 issued in excess of deposits), end
 of period                            $       (3)  $        (3)   $         94























                                     10Q-6

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

     The Company's current business is to identify and evaluate opportunities for the acquisition of businesses that sell a portion, or the entirety, of their products or services over the Internet. The Company has incurred significant losses and negative cash flow from operations since its inception and has an accumulated deficit of $2,586,268 at September 30, 2002 (December 31, 2001 - $2,510,296). A substantial portion of the losses is attributable to efforts in identifying and evaluating acquisition opportunities. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon the continued support of its principal stockholder and obtaining additional financing. There can be no assurance the Company can attain profitable operations or obtain additional financing in the future.

     These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

     These statements are unaudited and, in the opinion of management, include all adjustments(consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in conformity with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such Securities and Exchange Commission rules and regulations. Operating results for the period ended September 30,2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001.

2. RELATED PARTY TRANSACTIONS

     Substantially all of the company's operations are managed by the Company's Principal Stockholder and executive, management and administrative services are provided by a company wholly-owned by the Principal Stockholder. During the nine month period ended September 30, 2002, the Company paid $nil [September 30, 2001- $nil] for management and administrative services. Additional management and administrative services with a fair value of $49,539 were provided to the Company during the period. These services were received in exchange for settlement of the loan receivable of $35,272 and an amount due to the Principal Stockholder of $14,267.


                                   10Q-7

2. RELATED PARTY TRANSACTIONS (CONT'D.)

     In 1998, the Company entered into an unsecured revolving loan agreement with a director and major shareholder whereby the individual can borrow up to $125,000 at 7.75% per annum. At September 30,2002 the Company had a balance of $nil owing from the director.

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

[b]	Warrants

As at September 30, 2002, the following warrants were outstanding:

Number                    Exercise                             Expiry
of Shares                   Price                               Date

500,000                $	1.00                     March 17, 2003
388,000                 	1.00                   December 1, 2003
100,000                 	1.00                   December 1, 2003
100,000                 	1.00                  December 31, 2004

There have been no warrants issued during the nine month period ended September 30, 2002.







                                       10Q-8
3. SALES OF UNREGISTERED SECURITIES (CONT'D.)

[c]	Stock options

As at September 30,2002, the following stock options were outstanding:

Number                     Exercise                         Expiry
of Shares                    Price                           Date
20,000                 $	1.00                     January 1, 2003
20,000                    	3.00                        July 1, 2003
20,000                    	3.00                     January 1, 2004
20,000                  	3.00                        July 1, 2004
20,000                  	3.00                     January 1, 2005

There has been no stock option activity during the nine month period ended September 30, 2002.

4. SEGMENTED INFORMATION

The Company operates in one business segment in the United States.

5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our stock trades publicly on the OTC Bulletin Board under the symbol GFNI.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION

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






                                      10Q-9

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has limited liquidity and capital resources. The Company's cash balances have decreased by $50 from the year ending December 31, 2001.
The Company will need to raise additional cash, most likely by selling more shares. The Company will need capital to pay for the costs of identifying, researching, negotiating with, and performing due diligence on potential acquisition targets. The Company will also need to raise significant additional funds and/or issue significant amounts of our securities, to finance each of our acquisitions. All of these capital requirements are likely to dilute the ownership of our current shareholders. The Company may not be able to raise the cash we need.

     The Company relies on Barretto Pacific Corporation, a company wholly owned by Landon Barretto, at times, for some of its executive, managerial and administrative requirements.

     The Company has a revolving loan arrangement with Mr. Barretto under which he can borrow up to $125,000 at 7.75% per annum. All amounts borrowed under this arrangement are due and payable in full on June 30, 2003. As of September 30, 2002, there was no balance outstanding.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30,2001

     Our only revenue to date is for interest earned on cash and cash equivalent balances and a note receivable from a director. From inception through September 30,2002 this totaled $100,359. Investment revenue decreased $1,159 from $1,159 or, 100.00% from the corresponding prior year period. This decrease was due to reduced cash and cash equivalent balances and the settlement of the loan receivable.

     Total costs and expenses decreased for the three month period ending September 30,2002 from $34,832 to $17,223 or 50.55% from the corresponding prior year period. This decrease was primarily due to reduced operating and activities during the period.




                          10Q-10
     Professional fees decreased for the three month period ending
September 30, 2002 from $1,993 to $1,706 or 14.40% from the corresponding prior year period, primarily as a result of reduced operations. Professional fees consist primarily of the fees we have paid for legal and accounting services.

     Office and miscellaneous decreased from $32,839 to $15,517 or 52.75% from the corresponding prior year period. Office and miscellaneous also includes services valued at $15,000 provided at no cost from Barretto Pacific Corporation, a company wholly owned by Landon Barretto. These services consist partly of the salary and associated benefits of an employee from the period of July 1, 2002 to September 30, 2002, whose services were also provided through a co-employment agreement between the Company and Barretto Pacific Corporation.

FUTURE OPERATING RESULTS

     The Company's future operating results will be wholly dependent upon the success of the investment and acquisition decisions that the Company will make. As such, no assurance or accurate estimation can be given regarding, such operating results.

PART II	OTHER INFORMATION

ITEM 6	EXHIBITS

(a) None

(b) Exhibits

1) 	Articles of Incorporation of the Company (Incorporated herein by reference to Form 10 as filed by the Company on December 15, 2000).
2) 	Bylaws of the Company (Incorporated herein by reference to Form 10 as filed by the Company on December 15, 2000).
3) 	Warrant Agreement between the Company and Savings and Retirement
      Services, LLC dated December 20, 1997 (Incorporated herein by reference to Form 10 as filed by the Company on December 15, 2000).
4) 	Warrant Agreement between the Company and Landon Barretto dated
      March 17, 2000 (Incorporated herein by reference to Form 10 as filed by the Company on December 15, 2000).
5) 	1999 Long-Term Stock Incentive Plan (Incorporated herein by reference to
      Form 10 as filed by the Company on December 15, 2000).
6) 	Form of Certificate of Incorporation of the Company to be effective upon completion of planned reincorporation in Delaware (Incorporated herein by reference to Form 10 as filed by the Company on December 15, 2000).
7) Form of Bylaws of the Company to be effective upon completion of planned reincorporation in Delaware (Incorporated herein by reference to Form 10 as filed by the Company on December 15, 2000).
8)    Sarbanes-Oxley Section 302(a) Certification









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

                            GRIFFIN INDUSTRIES INC.

                By: /s/ Landon Barretto
                   ------------------------------------
                   Landon Barretto
                   President, Chief Executive Officer

Date: November 6, 2002


EXHIBIT 8a

GRIFFIN INDUSTRIES, INC.
Sarbanes-Oxley Section 302(a) Certification


I, Landon Barretto, Chief Executive Officer, certify that:

1. I have reviewed this Quarterly report on Form 10-QSB of GRIFFIN INDUSTRIES, INC.

2. Based on my knowledge, this Quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly report (the "Evaluation Date"); and
c) presented in this Quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


                               10Q-12
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this Quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 6, 2002


/S/ Landon Barretto
-----------------------
Landon Barretto
Chief Executive Officer



























                                    10Q-13
EXHIBIT 8b

GRIFFIN INDUSTRIES, INC.
Sarbanes-Oxley Section 302(a) Certification


I, Landon Barretto, acting Chief Financial Officer, certify that:

1. I have reviewed this Quarterly report on Form 10-QSB of GRIFFIN INDUSTRIES, INC.

2. Based on my knowledge, this Quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries,is made known to us by others within those entities, particularly during the period in which this Quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly report (the "Evaluation Date"); and
c) presented in this Quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.







                                  10Q-14
6. The registrant's other certifying officers and I have indicated in this Quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 6, 2002



/s/ Landon Barretto
-----------------------
Landon Barretto
Acting Chief Financial Officer





































                                           10Q-15