Form 10KSB
period 2002-12-31
GRIFFIN INDUSTRIES INC
filed 2003-04-01
CIK 1049861

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                              Form 10-KSB


[X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from _______________________ to _________
Commission file number ________________________________


                         GRIFFIN INDUSTRIES, INC
             (Name of small business issuer in its charter)


Maryland				91-1869317
(State or other jurisdiction of		(I.R.S. Employer Identification No.)
incorporation or organization)


1916 Pike Place - Suite 12, Box 701
Seattle,WA							98101
(Address of principal executive offices)			(Zip Code)


Issuer's telephone number (866) 401-3945


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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 1 2b-2 of the Exchange Act.) $38,000

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

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

2,869,633 Common shares as of March 31, 2003.

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X_

				INDEX

PART I	- FINANCIAL INFORMATION

Item 1  - Description of Business ......................................4
           - Risk Factors...............................................4
Item 2  - Description of Property.......................................7
Item 3  - Legal Proceedings.............................................7
Item 4  - Submission of Matters to a Vote of Security Holders...........7

PART II -

Item 5  - Market for Common Equity and Related Stockholder Matters......7
Item 6  - Management's Discussion and Analysis or Plan of Operation.....8
Item 7  - Financial Statements
          - Balance Sheets.............................................12
          - Statements of Operations...................................13
          - Statements of Stockholders Equity (Deficiency).............14
          - Statements of Cash Flows...................................17
          - Notes to financial statements..............................18
Item 8  - Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..........................28

PART III

Item 9  - Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          of the Excahnge Act   .......................................29
Item 10 - Executive Compensation.......................................31
Item 11 - Security Ownership of Certain Beneficial Owners
          and Management...............................................32
Item 12 - Certain Relationships and Related Transactions...............33
Item 13 - Exhibits and Reports on Form 8-K.............................34
Item 14 - Controls and Procedures......................................34
          Signatures and Certification.................................34

				PART I

ITEM 1	DESCRIPTION OF BUSINESS

BUSINESS

	Griffin Industries, Inc. ("Griffin" or "we") was incorporated in Maryland on October 14, 1997, to be a venture capital vehicle for investors. As such, we were qualified as a business development company under the Investment Company Act of 1940 and voluntarily submitted to the Securities and Exchange
Commission's public reporting requirements. As a business development company, we were eligible to make investments in qualifying companies and would have earned our returns, if any, upon the sale of those investments.

	In the summer of 1998 we terminated our status as a business development company, and our regulation under the Investment Company Act of 1940, due to our intention to acquire 100% of the assets or shares of heavy construction equipment companies.

	Due to a downturn in the private and public capital markets in late 1998 and early 1999, and in particular in the valuations of heavy construction equipment companies, we abandoned this acquisition plan. After conducting extensive research, our board decided to pursue a business plan that called for the acquisition of companies that provide services via the Internet.

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

	WE HAVE NEVER MADE AN ACQUISITION AND HAVE INCURRED SUBSTANTIAL LOSSES

      We have been in existence for approximately six years. In that time we have never acquired a company or had any revenues. Through
December 31, 2002, we have lost a total of $2,600,202. We may never recover our losses. Our activities have been limited to forming and organizing the Company, raising capital, researching, identifying, and conducting due diligence on, and negotiating with, potential acquisition targets, preparing for public or private offerings and other related matters. We will not have

				10K-4

any revenues until some time after we acquire a profitable operating company. We may never be profitable.

	WE DEPEND ON LANDON BARRETTO

      Landon Barretto, our Chairman and CEO, is our only director and our only employee. Acting with the guidance of our advisory board, Mr. Barretto has sole responsibility to identify, negotiate with and close the acquisition of acquisition targets, raise the necessary funds, and locate, hire and integrate a qualified operating management team. Mr. Barretto has not signed an employment agreement or a non-competition agreement and is not required to remain associated with us or devote his full time to our affairs. Mr. Barretto does not have experience managing companies in the Internet services industry. Therefore, upon acquiring one or more companies, we will need to add one or more senior executives with that experience. We may not be able to locate or hire experienced senior executives on acceptable terms.

	REINCORPORATION IN DELAWARE COULD DISCOURAGE A TAKEOVER

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

RISKS REGARDING OUR BUSINESS PLAN

	OUR SHAREHOLDERS WILL SUFFER SEVERE DILUTION

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

	WE MAY NOT ACQUIRE ANY COMPANIES

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

	ACQUISITIONS AND CONSOLIDATIONS MAY NOT BE SUCCESSFUL

	Acquisitions and consolidations may not work out as we expect. They involve many risks and uncertainties that could cause us to lose money, including:

	* difficulties in assimilating the operations, products, technology, information systems and personnel of the acquired companies.
	* possible acquisition of companies operating at a loss and/or having substantial contingent or undisclosed liabilities.
	* large one-time write-offs and amortization expenses related to goodwill and other intangible assets.
	* impairing relationships with employees, affiliates, strategic partners and clients.
	* failing to maintain uniform standards, controls, procedures and policies.
	* entering markets in which we have little or no direct prior experience.
	* losing key employees of the acquired company.

	We may not be successful in overcoming these risks or other problems we may encounter in connection with our intended acquisitions and consolidations.

	WE DO NOT HAVE THE MANAGEMENT OR OTHER RESOURCES WE WILL NEED

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

				10K-6

	OUR ACQUIRED COMPANIES WILL FACE SIGNIFICANT COMPETITION

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

ITEM 2	DESCRIPTION OF PROPERTY

	Our principal office is located at 1916 Pike Place, Suite 12,
Box 701, Seattle, WA. 98101. We own no material properties or facilities.

ITEM 3	LEGAL PROCEEDINGS

	We are not a party to any pending or threatened legal proceedings.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to a vote of security holders during the year ended December 31, 2002.

				PART II

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	Our stock trades publicly on the OTC Bulletin Board under the symbol GFNI.Listed below are the high and low bid for each of the last four quarters. The quotations reflect the inter-dealer prices, without retail mark-ups, markdowns or commissions and may not represent actual transactions.

Fiscal Year ended December 31, 2002			High		Low

	First quarter					$1.00		$1.00
	Second quarter					$1.00		$1.00
	Third quarter					$ .15		$ .15
	Fourth quarter					$ .02		$ .02

				10K-7

	As of December 31, 2002, we had approximately 173 common shareholders of record and 2,869,633 common shares outstanding. Of those shares, on December 31, 2002:

	* 1,935,303 were eligible to be sold freely, without compliance with Rule 144
	* the remaining 934,330 were eligible to be sold under Rule 144

	As of December 31, 2002, an additional 1,188,000 common shares were reserved for issuance under outstanding options or warrants and an additional 458,914 common shares were reserved for issuance under our 1999 Long-Term Stock Incentive Plan.

	As of December 31, 2002, we had one preferred shareholder of record and 2,500,000 preferred shares outstanding.

	We have never paid any dividends and there are no plans to do so in the near future. There are no restrictions that limit the ability to pay dividends on either class of share.

ITEM 6	MANAGEMENT DISCUSSION AND ANALSYIS OR PLAN OF OPERATION

(A)	PLAN OF OPERATION

	We have almost exhausted our capital. Our plan for the year 2003 is to resume active operations by taking some or all of the following steps:

	* Raise the additional capital necessary to enable us to investigate and negotiate with additional acquisition targets.
	* Identify, conduct due diligence on, and acquire our first acquisition target in a stock transaction.

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

	As of December 31, 2002, we had only one employee - Landon Barretto, our principal shareholder. Mr. Barretto has agreed that he will not receive any salary until we complete our first acquisition. In the past, we have reimbursed a company owned by Mr. Barretto for the salary and other employment costs of its employees who spend their full time working on our affairs. As of September 1, 2000, these costs have been borne by Mr. Barretto's company without reimbursement. We may resume this reimbursement once we raise additional capital or complete an acquisition.

	Over the last few years, businesses that focus on distributing products and services over the Internet have emerged and, more recently, many mainstream

				10K-8

businesses are implementing Web sites to transact commerce. We intend to acquire companies that sell a portion, or the entirety, of their products or services over the Internet. Currently, there are no expected purchases of plant or equipment or expected change in the number of employees.

(B)	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
	OF OPERATIONS

	RESULTS OF OPERATIONS

	Our only revenue to date is for interest earned on the proceeds of our stock sales. From inception through December 31, 2002, this totaled $ 100,359.
Investment revenue decreased $5,019 or 86% from 2001 to 2002. This decrease was due to reduced cash and cash equivalent balances.

	Total cost and expenses decreased $64,842 or 42% from $155,540 to $90,698 from 2001 to 2002. This decrease was primarily due to reduced activities during 2002.

	Office and miscellaneous decreased $44,483 from $119,524 in 2001 to $75,041 in 2002 due to a decrease in stock based compensation and a decrease in operating expenses and management fees.  Management fees were $Nil in 2002, primarily due to a decrease in activities during 2002.  Management fees may be paid to Barretto Pacific Corporation, a wholly owned company of Landon Barretto, for executive, managerial, and administrative services.  These expenses consist primarily of the salary and associated benefits of certain employees that may work on our behalf, as well as the cost of travel, entertainment, rent and utilities.  These costs are expected to increase with increased activities and to support our growth.

	Professional fees decreased $20,284 or 57%, from $35,766 to $15,482 from 2001 to 2002, primarily as a result of reduced activities.

	Our cash and cash equivalents balances have decreased $71 from $47 in 2001 to $(24) in 2002 due to the lack of operations or capital infusions during the year.

	LIQUIDITY AND CAPITAL RESOURCES

	We have limited liquidity and capital resources. Our cash balances have decreased by $71. We have almost no cash and have ceased active operations.
To resume active operations, we will need to raise additional cash, most likely by selling more shares. We will need capital to pay for the costs of identifying,researching, negotiating with, and performing due diligence on potential acquisition

				10K-9

targets. We will also need to raise significant additional funds and/or issue significant amounts of our securities, to finance each of our acquisitions. All of these capital requirements are likely to dilute the ownership of our current shareholders. We may not be able to raise the cash we need.

	We rely on Barretto Pacific Corporation, a company wholly owned by Landon Barretto, at times, for some of its executive, managerial and administrative requirements.

				10K-10

ITEM 7	FINANCIAL STATEMENTS

Dohan and Company
Certified Public Accountants
A Professional Association
7700 North Kendall Drive, Suite 204
Miami, Florida
33156-7564
Telephone  (305) 274-1366
Facsimile  (305) 274-1368

INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Griffin Industries, Inc.
(A Development Stage Company)

	We have audited the accompanying balance sheet of Griffin Industries,Inc. (a development stage company) as at December 31, 2002, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2001, and for the prior years' cumulative amounts from development stage activities were audited by other auditors whose report, dated February 15, 2002, expressed an unqualified opinion on those statements except such report was modified to include an explanatory paragraph for a going concern uncertainty.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

	The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


						//s//DOHAN AND COMPANY, P.A.
						CERTIFIED PUBLIC ACCOUNTANTS

Miami, Florida

March 28, 2003

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in U.S. Dollars)
DECEMBER 31

							2002    	2001

ASSETS

Current assets
Cash and cash equivalents     			$	   -	$	  47
Deferred tax asset less valuation allowance
   of $832,900 (2001 - $802,400) (Note 8)      		   -               -
					 	 -----------	  ----------

Total current assets					   -	          47

Loan receivable from principal stockholder
  (Note 7)		  				   -	      42,400

Computer equipment (Note 4)				 407		 582
					 	 -----------	  ----------

Total assets					$ 	 407	$     43,029
						  ----------	  ----------
						  ----------	  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities

Checks issued in excess of deposits		$	  24	$	   -
Accounts payable and accrued liabilities	      39,110	      33,331
Amounts due to principal stockholder (Note 7)	      21,567		   -
						  ----------	  ----------
Total current liabilities			      60,701	      33,331
						  ----------	  ----------

Stockholders' equity (deficency)

Common stock (Note 5)
  Authorized
    5,000,000 preferred shares with a par value
              of $0.001 per share
   50,000,000 common shares with a par value
              of $0.001 per share

  Issued and outstanding
    2,500,000 preferred shares (2001 - 2,500,000)      2,500	       2,500
    2,869,633 common shares (2001 - 2,869,633)	       2,869	       2,869
Additional paid-in capital (Note 6)		   2,534,539	   2,534,539
Unearned compensation					   -	     (19,914)
Accumulated deficit during development
  stage						  (2,600,202)	  (2,510,296)
					  	  -----------	  ----------
Total stockholders' equity (deficiency)		     (60,294)	       9,698
						  -----------	  ----------

Total liabilities and stockholders' equity
  (deficiency)					$	 407    $     43,029
						  ----------	  ----------
						  ----------	  ----------

The accompanying notes are an integral part of these financial statements.

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)

									   Period from
									   October 14,
				Year Ended		Year Ended	   1997 to
				December 31,		December 31,	   December 31,
				2002			2001	  	   2002

EXPENSES

Depreciation expense		$	175		$	250	   $      1,590
Directors' fees				  -			  -  		 18,250
Office and miscellaneous	     75,041		    119,524	      1,214,403
Professional fees		     15,482		     35,766	      1,063,569
Travel					  -			  -  		402,749

				 ----------		 ----------	     ----------

Loss before interest income	    (90,698)		   (155,540)	     (2,700,561)

Interest income			 	792	              5,811	        100,359
				 ----------		 ----------	     ----------
					792		      5,811		100,359
				 ----------		 ----------	     ----------

Loss before income taxes	    (89,906)	 	   (149,729)	     (2,600,202)

Provision for income taxes
  (Note 8)				  -			  -		     -
				 ----------		 ----------	     ----------

Net loss			 $  (89,906)	 	$  (149,729)	  $  (2,600,202)

Weighted average number
  of common shares
  outstanding - basic
  and diluted			  2,869,633		  2,869,633

Loss per common share -
  basic and diluted		 $    (0.03)  		$     (0.05)


The accompanying notes are an integral part of these financial statements.

				10K-13

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in U.S. Dollars)

					Common				Preferred
					Shares				Shares
				Number of	Amount		Number of	Amount
				Shares				Shares

Balance, October 14, 1997	      -	      $      -			-     $      -

Issuance of common stock
  (Note 5)			700,000		   700		        -   	     -
Issuance of preferred
  stock (Note 5)		      -   	     -   	2,500,000	 2,500
Shares to be issued
  (Note 5)			139,000		   139			-   	     -
Stock issue costs
  (Note 5)		              -              -   		-   	     -
Net loss			      -   	     -   		-   	     -
				-------	       -------		---------	------
Balance,December 31, 1997	839,000	     	   839		2,500,000	 2,500
Issuance of common
  stock (Note 5)	      1,457,633		 1,457		        -   	     -
Stock issue costs
  (Note 5)		              -   	     -   		-   	     -
Net loss			      -   	     -   		-   	     -
				-------	       -------		---------	------
Balance, December 31, 1998    2,296,633	         2,296		2,500,000	 2,500

Issuance of common
  stock (Note 5)	         23,000	            23		        -   	     -
Stock issue costs
  (Note 5)		              -   	     -   		-   	     -
Issuance of common
  stock for services
  (Note 5)		        550,000	           550		        -   	     -
Net loss			      -   	     -   		-   	     -
				-------	       -------		---------	------
Balance, December 31, 1999    2,869,633          2,869		2,500,000	 2,500

Stock compensation
  expense (Note 5)		      -   	     -   		-   	     -
Net loss			      -   	     -   		-   	     -

				-------	       -------		---------	------
Balance, December 31, 2000    2,869,633          2,869		2,500,000	 2,500

Stock compensation
  expense (Note 5)	              -   	     -   		-   	     -
Net loss			      -   	     -   		-   	     -
				-------	       -------		---------	------
Balance, December 31, 2001    2,869,633          2,869		2,500,000	 2,500

Stock compensation
  expense (Note 5)	              -   	     -   		-   	     -
Net loss			      -   	     -   		-   	     -
				-------	       -------		---------	------
Balance, December 31, 2002    2,869,633      $   2,869		2,500,000     $  2,500

The accompanying notes are an integral part of these financial statements.

				10K-14

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Expressed in U.S. Dollars)

                             Additional   Unearned 	  Accumulated       Total
                             Paid-in 	  Compensation    Deficit Under
			     Capital                      Development
                                                          Stage

Balance, October 14, 1997  $         -    $        -   	  $  	  -     $       -

Issuance of common stock
  (Note 5)			     -		   -		  -	      700
Issuance of preferred
  stock (Note 5)		     -		   -		  -	    2,500
Shares to be issued
  (Note 5)		       138,861		   -   		  -       139,000
Stock issue costs
  (Note 5)		      (141,323)	     	   -   		  -	 (141,323)
Net loss	                     -      	   -   	    (33,637)      (33,637)
			   ------------   ----------        --------     --------
Balance, December 31, 1997	(2,462)	           _  	    (33,637)      (32,760)

Issuance of common
  stock (Note 5)	     2,649,443		   -   		  -     2,650,900
Stock issue costs
  (Note 5)		      (358,012)	           -   	          -      (358,012)
Net loss	                     -   	   -   	 (1,147,607)    1,147,607)
			    ----------	  ----------	 -----------   ----------
Balance, December 31, 1998   2,288,969	           -     (1,181,244)    1,112,521

Issuance of common
  stock (Note 5)		68,977		   -	          -   	   69,000
Stock issue costs
  (Note 5)		        (8,857)	           -   		  -        (8,857)
Issuance of common
  stock for services
  (Note 5)		       185,450	    (127,578)		  -   	   58,422
Net loss	                     -   	   -   	   (716,311)     (716,311)
                             ---------     ---------      ----------    --------
Balance, December 31, 1999   2,534,539	    (127,578)	 (1,897,555)	  514,775

Stock compensation
  expense (Note 5)		     -   	   -         53,832        53,832
Net loss	                     -   	   -  	   (463,012)     (463,012)
			    ----------	   ---------	 ----------	 --------
Balance, December 31, 2000   2,534,539	     (73,746)	 (2,360,567)	  105,595

Stock compensation
  expense (Note 5)	             -        53,832		  -        53,832
Net loss	                     -             -       (149,729)     (149,729)
			    ----------	    --------      ---------       -------
Balance, December 31, 2001   2,534,539	     (19,914)	 (2,510,296)	    9,698

Stock compensation
  expense (Note 5)	             -        19,914		  -        19,914
Net loss	                     -             -        (89,906)      (89,906)
			    ----------	    --------      ---------       -------
Balance, December 31, 2002   2,534,539	           -	 (2,600,202)	   60,294

The accompanying notes are an integral part of these financial statements.

				10K-15

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)

									Period From
									October 14,
					Year Ended	Year Ended	1997 to
					December 31,	December 31,	December 31,
					2002		2001	        2002

OPERATING ACTIVITIES

Net loss				$  (89,906)	$  (149,729)	$ (2,600,202)
Add items not affecting cash:
  Accrued interest		     	      (792)	     (5,805)         (17,285)
  Depreciation				       175		250	       1,590
  Office and miscellaneous expenses
    paid by stock options		    19,914	     53,832          186,000
  Office and miscellaneous expenses
     paid by principal stockholder          55,539           53,513	     109,052
Changes in non-cash working capital
  item:
  Increase in accounts payable and
  accrued accrued liabilities		     5,779	      7,645	      39,110
                           		 ---------         --------        ---------
Net cash used in operating activities       (9,291)	    (40,294) 	  (2,281,735)
                          		 ---------         --------        ---------

INVESTING ACTIVITIES

Repayment of loan receivable from
  principal stockholder     		     9,220	     35,580           54,800
Purchase of capital assets 			 -	          -	      (1,997)
Advances on loan receivable
  principal stockholder			         -		  -	    (125,000)
			  		 ---------	  ---------        ---------
Cash provided by (used in)
operating activities			     9,220	     35,580	     (72,197)
                          		 ---------         --------        ---------

FINANCING ACTIVITIES

Proceeds from issuances of common and
  preferred stock			         -		  -        2,353,908
			    		 ---------	  ---------       ----------
Cash provided by financing activities		 -		  -        2,353,908
                          		 ---------         --------        ---------

Decrease in cash and cash equivalents
  during the period		  	       (71)	     (4,714)		 (24)

Cash and cash equivalents,
  beginning of period				47	      4,761	           -
				          --------	   --------	    --------
Cash and cash equivalents (checks
  issued in excess of deposits), end
  of period				$      (24)	$        47	$	 (24)
                          		 ---------         --------        ---------
                          		 ---------         --------        ---------

Supplemental disclosure for non-cash investing and financing activities (Note 9)

	                                           2002	    	 2001

Cash paid during the year for interest	      	$   -    	$   -

Cash paid during the year for income taxes	$   -    	$   -

The accompanying notes are an integral part of these financial statements.

				10-K-16

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2002

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

	Griffin Industries, Inc. (the "Company") was incorporated under the laws of Maryland on October 14, 1997. The current business plan of the Company is to identify and evaluate opportunities for the acquisition of businesses that sell a portion, or the entirety, of their products or services over the Internet.
The Company is considered to be a development stage company.

	The Company and its stockholders have approved a plan to reincorporate the Company in the State of Delaware. The principal stockholder has agreed to surrender all Series A preferred stock to the Company for no consideration in connection with the re-incorporation of the Company into Delaware.

2.	GOING CONCERN

	These financial statements have been prepared by management on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, the Company has incurred significant losses and negative cash flow from operations since its inception and has an accumulated deficit of $2,600,202 at December 31, 2002 (2001 - $2,510,296). A substantial portion of the losses are attributable to efforts in identifying and evaluating acquisition opportunities. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon the continued support of its principal stockholder and obtaining additional financing. Management's plan in this regard is to complete additional financing or generate profitable operations in the future. Such financings may not be available or may not be available on reasonable terms. There can be no assurance the Company can attain profitable operations or obtain additional financing in the future.

     These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

	Use of estimates

	The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

	Foreign currency translation

	The monetary assets and liabilities of the Company that are denominated in foreign currencies are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the exchange rate prevailing at the transaction date. Exchange gains and losses arising on translation are included in the statements of operations.

	Cash and cash equivalents

	The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents, which are comprised of money market funds, are stated at cost, which approximates market value. As at December 31, 2002 and 2001, cash equivalents was $Nil.

                                    10K-17

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2002

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

	Computer equipment

	Computer equipment is recorded at cost less accumulated depreciation. Depreciation is being provided for annually using the declining balance method at a 30% rate annually.

	Income taxes

	Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent that they are considered more likely than not to be realized.

	Net loss per common share

	Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Preferred shares are not included in the calculation of basic loss per share as the preferred shares are not entitled to receive any of the net assets of the Company in the event of liquidation or dissolution of the Company. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted loss per share is not presented separately from loss per share as the exercise of any warrants, options and preferred stock would be anti-dilutive.

	Stock-based compensation

	The Company has elected to follow the intrinsic value approach of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for its employee stock options and warrants rather than the alternative fair value accounting allowed by Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). APB 25 provides that the compensation expense relative to the Company's employee stock options and warrants is measured based on the intrinsic value of the stock option or warrant. SFAS 123 permits companies to continue to follow APB 25 and provide pro-forma disclosure of the impact of applying the fair value method of SFAS 123.

				10K-18

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

	Stock-based compensation (cont'd...)

	The following table illustrates the effect on loss and loss per common share if the Company had applied the fair value recognitiion provisions of SFAS 123 to stock-based employee compensation.

									Period From
									October 14,
					Year Ended	Year Ended	1997 to
					December 31,	December 31,	December 31,
					2002		2001	        2002

Loss, as reported			$  (89,906)	$  (149,729)	$ (2,600,202)
Add:  Total stock-based employee
compensation expense included in
loss, as reported determined under
APB 25, net of related tax effects 	         -	          -                -
Deduct:  Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	         -	          - 	           -
                           		 ---------         --------        ---------
Pro forma loss			        $  (89,906)	$  (149,729)	$ (2,600,202)

Loss per common share -
  basic and diluted, as reported        $    (0.03)  	$     (0.05)


Loss per common share -
  basic and diluted, pro forma          $    (0.03)  	$     (0.05)

	New accounting pronouncements

	In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards No. 142, "Goodwill and
Other Intangible Assets" ("SFAS 142").  SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment at least annually. The statement is effective for fiscal years beginning after
December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date.  Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle.  Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

	In July 2001, FASB issued Statements of Financial Accounting Standards No. 143,"Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets in the period the obligation is incurred and can be reasonably estimated.
The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

				10-K19

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

	New accounting pronouncements (cont'd...)

	In October 2001, FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets"
("SFAS 144"), which Supersedes Statements of Financial Accounting Standards
No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

	In April 2002, FASB issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002.

	In June 2002, FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") that nullifies Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)"
("EITF 94-3"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereby EITF 94-3 had recognized the liability at the commitment date to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged.

	In October 2002, FASB issued Statements of Financial Accounting Standards No. 147, "Accounting of Certain Financial Institutions - an amendment of FASB Statements No. 72and 44 and FASB Interpretation No. 9" ("SFAS 147"). SFAS 147 requires the application of the purchase method of accounting to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. SFAS 147 is effective for acquisitions for which the date of acquisition is on or after October 1, 2002.

	In December 2002, FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002.

	The adoption of these new pronouncements did not have or is not expected to have a material effect on the Company's consolidated financial position or results of operations.

				10-K20

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2002

4.	COMPUTER EQUIPMENT

				2002			2001
		Cost	   Accumulated	  Net     Cost	  Accumulated     Net
	   		  Depreciation	  Book		  Depreciation    Book
                        		  Value		         	  Value
Computer
Equipment	$1,997   	$1,590	  $407	  $1,997  $1,415 	 $582

5.	COMMON STOCK

	The holders of common stock are entitled to one vote per share of common stock held and the shares are fully transferable subject to applicable laws. In the event of a liquidation or dissolution of the Company, the holders of the common stock shall be entitled to receive all of the net assets of the Company.

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

	The Company commenced a self underwritten public offering to investors on November 6, 1997, for 1,000,000 shares of common stock at an offering price of $1.00 per share. The Company relied on the exemption from registration requirements of the Securities Act of 1933 provided by Regulation E thereunder. Pursuant to this offering, the Company issued 1,000,000 shares of common stock between the period November 6, 1997 to March 6, 1998 (the offering termination date) for cash consideration of $675,128, net of share issue costs of $324,872.

	The Company commenced a self underwritten non-public offering to accredited investors on April 24, 1998, for 850,000 shares of common stock at an offering price of $3.00 per share. The Company relied on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation D thereunder. Subscriptions for 596,633 shares and $1,789,900 of cash consideration was received during the year ended December 31, 1998. The Company incurred $174,463 in share issue costs associated with this offering.

	On January 29, 1999, 50,000 shares of common stock were issued to a consultant in connection with services rendered in connection with a proposed financing. The fair value of these services of $24,500 were expensed in 1999.

	On May 13, 1999, 500,000 shares of common stock were issued to the principal stockholder of the Company for compensation of his role as a director of the Company. Those shares may not be transferred for a period of three years from the grant date and shall be forfeited if, on or before the third anniversary of the grant date, the director voluntary resigns his position as Chairman of the Company or is removed, for cause, from his position as Chairman. All shares held by the director upon resignation or removal shall be repurchased by the Company at a price of $0.01 per share. The fair value of these shares of $161,500 will be expensed over the three year period. For the year ending December 31, 2002, $19,914 (2001 - $53,832) was recorded in the statements of operations.

				10-K21

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2002

5.	COMMON STOCK (cont'd...)

	Shares issued (cont'd...)

	Pursuant to an offering commenced in 1999, 23,000 shares at a price of $3.00 per share were issued on August 16, 1999, for cash consideration of $60,143 net of share issue costs of $8,857. The Company terminated the remainder of the offering after it received a Letter of Intent for a venture capital investment. This venture capital investment was not obtained when the Company discontinued its efforts to acquire equipment distributors.

	Warrants

	Number of Shares      Exercise Price	Expiry Date

	500,000	(i)	      $       1.00	March 17, 2003 (expired unexercised)
	388,000	(ii)		      1.00	December 1, 2003
	100,000	(iii)		      1.00	December 1, 2003
	100,000	(iv)		      1.00	December 31, 2004


	i) During 1997, the Board of Directors approved the authorization of Executive Employee Performance Warrants, which provided incentive warrants to the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and pursuant to such issued an aggregate of 3,400,000 warrants to purchase the equivalent amount of common stock upon payment of a $1.00 per warrant to the Company.

	Of the 3,400,000 warrants, 3,100,000 were issued to the Chief Executive Officer and 300,000 were issued to the Chief Operating Officer. The warrants vest and are exercisable at a rate equal to the cumulative earnings per share as reported by the Company in its annual audited financial statements as a percentage of one dollar of cumulative earnings per share for the years 1998, 1999 and 2000. These performance warrants are subject to variable plan accounting and compensation expense will be recorded when it becomes probable that the warrants will vest. No compensation expense has been recognized in these financial statements.

	On March 17, 2000, the Company cancelled the 3,100,000 warrants issued to the Chief Executive Officer and granted 2,000,000 warrants to purchase the equivalent amount of common stock upon payment of $1.00 per warrant to the Company. These warrants expire on March 17, 2003 (expired unexercised). The warrants are subject to the following conditions: any unexercised warrants shall be forfeited if, on or before March 17, 2003, the Chief Executive Officer voluntarily resigns the position of Chairman of the Company, or is removed for cause from the position of Chairman by a vote of 75% of the other members of the Board.

				10-K22

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2002

5.	COMMON STOCK (cont'd...)

	Warrants (cont'd...)

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

				10-K23

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2002

5.	COMMON STOCK (cont'd...)

	Stock options

	On February 1, 1999, the Company adopted its 1999 Long-Term Stock Incentive Plan pursuant to which it can grant options and other awards to qualifying individuals. A total of 458,914 common shares have been reserved for issuance pursuant to the plan. No options under this plan are outstanding at December 31, 2002.

	In addition to its 1999 Long-Term Stock Incentive Plan, the Company has granted fully exercisable options to directors as follows:

	Number of Shares	Exercise Price	  Expiry Date

	20,000		        $	  1.00	  January 1, 2003 (expired unexercised)
	20,000			          3.00 	  July 1, 2003
	20,000			          3.00    January 1, 2004
	20,000			          3.00    July 1, 2004
	20,000			          3.00    January 1, 2005

	Stock options for the respective periods and the number of stock options outstanding are summarized as follows:

	                              Number of          Weighted Average
                                  Common Shares          Exercise Price
                                   Under Option

Balance, December 31, 2000, 2001
  and 2002               		100,000          $2.60

	The following is a summary of the status of stock options outstanding at December 31, 2002:

					Outstanding		 Exercisable
	Options        			Options			   Options
  	Exercise     Number	Weighted 	Weighted   Number 	Weighted
   	Price                   Average 	Average		  	Average
				Remaining	Exercise	  	Exercise
				Contractual 	Price		  	Price
				Life (yrs)

	$ 1.00	     20,000	0.01 		$1.00	   20,000   	$1.00
	  3.00	     80,000	1.25	         3.00      80,000  	 3.00

				10K-24

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2002

6.	ADDITIONAL PAID-IN CAPITAL

	The excess of proceeds received for common or preferred shares over their par value of $0.001 is credited to additional paid-in capital.


7.	RELATED PARTY TRANSACTIONS

	Substantially all of the Company's operations are managed by the Company's principal stockholder and some executive, management and administrative services are provided by a company wholly-owned by the principal stockholder. During
2002, the Company paid or incurred $55,539 (2001 - $53,513) for management and administrative services to the principal stockholder in exchange for a reduction of the loan receivable from the principal stockholder. Additional management and administrative services with a fair value of $19,914 (2001 - $53,832) relating to unearned compensation were also incurred by the Company. Amounts paid or incurred in excess of the amount owing from the principal stockholder have been recorded as amounts due to the principal stockholder. Amounts due to the principal stockholder are unsecured, non-interest bearing and have no fixed terms of repayment.

	These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

8.	INCOME TAXES

	A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	 	                           2002	 	    	  2001

Net loss before income taxes	     $ 	(89,906)	     $(149,729)

Expected income tax benefit		 35,603 	        50,908
Unrecognized benefit of
  operating loss carry-forwards         (35,603)	       (50,908)
					-------			------
Actual income tax benefit	$	      -              $       -
					-------			------
					-------			------

	Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

	                                   2002          	  2001

Deferred tax assets:
  Loss carryforwards	    	     $  832,900	     	     $ 802,400
  Valuation allowance	       	       (832,900)    	      (802,400)
					-------			------
	                             $        -      	     $       -
					-------			------
					-------			------

	The Company has approximately $2,450,000 of operating loss carryforwards that expire beginning in 2018.

	The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

				10K-25

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2002

9.	SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES

	There were no significant non-cash transactions for the years ended December 31, 2002 and 2001.

10.	FINANCIAL INSTRUMENTS

	The Company's financial instruments consist of checks issued in excess of deposits, accounts payable and accrued liabilities and amounts due to principal stockholder. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

11.	SEGMENTED INFORMATION

	The Company operates in one segment, being the identification and evaluation of opportunities for the acquisition of Internet-based businesses, in the United States.

ITEM 8 	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURES

	We changed our independent accountants to Dohan and Company.

				PART III

ITEM 9	DIRECTORS AND EXECUTIVE OFFICERS

	We have one director. The sole director and executive officer of the Company is:

Name              Age,	Position	  Current Term      	Date
  			                              	      	of first
								service

Landon Barretto	    41	President,  	  Next annual   	October, 1997
  			Chairman,	  meeting of		(all positions)
                      	Chief Executive   stockholders (1)
    			Officer, Director

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

				10-K26

The business background of our director and sole executive officer and of our two advisory directors is as follows:

	LANDON BARRETTO

	Mr. Barretto, 41, is the founder, Chairman of the Board, President, and Chief Executive Officer of Griffin. He has served as a director since we began and currently is serving a one-year term to expire at the next annual meeting of our shareholders. He is also the President of Barretto Pacific Corporation.

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

	SIGNIFICANT EMPLOYEES

	As of December 31, 2002, our only employee was Landon Barretto.
Mr. Barretto does not receive any salary for his services and he has agreed that he will not receive a salary until we have completed our first acquisition. At that time we expect to enter into a long-term employment agreement with Mr. Barretto. We expect the agreement will have a term of three years. It would automatically be extended for additional three-year periods unless Mr. Barretto or we elect to terminate the agreement within 60 days of each third anniversary of the date of the agreement. We expect Mr. Barretto will receive an initial annual base salary of $150,000. This may be increased based on performance objectives established by our board of directors. He will also be eligible for a significant annual bonus based on our performance.

	Ron Aguilar, an employee of Barretto Pacific Corporation, which is wholly owned by Mr. Barretto, also works on behalf of our affairs as Secretary and Director of Investor Relations and Administration, without reimbursement from us.

				10K-27

ITEM 10	EXECUTIVE COMPENSATION

	To date, we have not paid or accrued any remuneration to any employee. Landon Barretto, our Chief Executive Officer and only current employee has agreed not to receive any salary or any other form of cash compensation until we have successfully completed our first acquisition. All of our executives are eligible to receive grants of stock options under our 1999 Long-Term Stock Incentive Plan. We have not yet granted any options under that plan. In addition, our board of directors, at its sole discretion, may grant bonuses to our executives. As of December 31, 2002, we have one director and no outside directors. Outside directors are entitled to receive an annual retainer fee of $3,000, plus reimbursement of expenses for each meeting of the board of directors and each committee meeting that they attend in person. They also receive a fee for attendance in person at any meeting at a per diem rate of $500. Pursuant to a standing resolution of the board, on each January 1 and July 1 each outside director is granted a 5-year option to purchase 10,000 common shares at the then fair market value of our common stock. Those options are fully exercisable as of the date of the grant. We have two former outside directors who each were granted 50,000 of these options. These options expire as follows:


	Number of Options	Exercise Price	  Expiry Date

	20,000		        $	  1.00	  January 1, 2003 (expired unexercised)

	20,000			          3.00 	  July 1, 2003
	20,000			          3.00    January 1, 2004
	20,000			          3.00    July 1, 2004
	20,000			          3.00    January 1, 2005

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

	Warrants

	As of December 31, 2002, there were outstanding warrants to purchase 1,088,000 shares of our common stock. All of these warrants are fully vested and exercisable. Mr. Barretto holds warrants to purchase 500,000 of these shares. Each warrant entitles the holder to purchase one share of our common stock for $1.00. The vested warrants can be exercised until the following expiration dates:

	Number of Shares      Expiry Date

	500,000	(i)	      March 17, 2003 (expired unexercised)
	388,000	(ii)	      December 1, 2003
	100,000	(iii)	      December 1, 2003
	100,000	(iv)	      December 31, 2004

				10-K28

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	The number of shares of our common stock owned as of December 31, 2002, by each person known by us to own in excess of 5% of the stock, and the percentage of the outstanding common stock represented by the holding, is shown in the table below. No material consideration was paid for any of these shares. Each person possesses the sole power to vote and dispose of the shares indicated.

Title of Class		Name and Address	Amount and	Percent of
						Nature of	Class
						Beneficial
						Ownership

Common

			Landon Barretto		934,330	 	32.55%
                        1916 Pike Place
			Suite 1060
			Seattle, WA 98101

			Greg Zeitler		220,000		  7.6%
			4633 Mountain Highway
			North Vancouver, B.C.
			V7K 2V7 Canada

			Lou Lazorwitz		322,553(1)	11.00%
			16422 Clearcrest
			Houston, TX  77059

Series A Preferred

			Landon Barretto		2,500,000	  100%
			1916 Pike Place
			Suite 1060
			Seattle, WA 98101

(1) Mr. Lazorwitz holds these shares directly or beneficially. The shares were purchased in each of the Company's original public and private offerings

	The number of shares of our common stock owned as of December 31, 2002, by each of our directors and executive officers and by all of our directors and officers, as a group, is as follows. No material consideration was paid for any of these shares. Each person possesses the sole power to vote and dispose of the shares indicated:

Title of Class		Name and Address	Amount and 	Percent of
						Nature of	Class
						Beneficial
						Ownership

Common

			Landon Barretto		934,330		32.55%

			Directors and 		934,330		32.55%
			Officers as a
                	group

Series A Preferred

			Landon Barretto		2,500,000	100%

				10-K29

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

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	Except as provided below, since January 1, 1999, there has been no transaction involving us, and there is no proposed transaction involving us, in which the amount involved exceeds $60,000, and in which any director, executive officer, director nominee, 5% shareholder or family member of any of the foregoing is involved.

	On October 19, 1998 we entered into a revolving loan arrangement with Mr. Barretto under which he can borrow up to $125,000 at 7.75% per annum. All amounts borrowed under this arrangement are due and payable in full on June 30, 2003, extended from December 1, 2000. As of December 31, 2002, a total of $Nil was outstanding.

				10-K30

	Landon Barretto, our President, Chief Executive Officer and sole director is also the President and sole shareholder of Barretto Pacific Corporation, a Nevada corporation. Although we have not entered into a formal agreement, Barretto Pacific Corporation has at times provided us with some or all of our executive, managerial and administrative services.

	For these services, when rendered, we may pay the following:

	* the salaries and other approved compensation and expenses of the employees of Barretto Pacific Corporation who spend substantially all of their business time working on our affairs
	* third party expenses incurred on our behalf, including rent, travel, telephone and legal and accounting fees

	From inception to December 31, 2002, we have reimbursed Barretto Pacific Corporation, $899,876 for these expenses. As of December 31, 2000, there was no balance receivable or payable between the two companies. Beginning
September 1, 2000, Barretto Pacific Corporation has paid the employment expense of its employee who, since that time, works part time on our affairs, without reimbursement from the Company. The value of the salary and related benefits for this employee, from September 1, 2000 to December 31, 2002, has been applied to reduce the loan receivable from our principal stockholder.


ITEM 13	EXHIBITS AND REPORTS ON FORM 8-K

	a) Exhibits

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

	b) Form 8-K

	We filed a Form 8-K on March 26, 2003 regarding a change in our independent accountant.

				10-K31

ITEM 14	CONTROLS AND PROCEDURES

	We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


	Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for theyear ended December 31, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

	SIGNATURES AND CERTIFICATION

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

                            GRIFFIN INDUSTRIES INC.

                By: /s/ Landon Barretto,
                   ------------------------------------
                   Landon Barretto
                   President, Chief Executive Officer
		   Date:

				10-K32

	SECTION 906 CERTIFICATION

	I, Landon Barretto, Chief Executive Officer, certify that I have reviewed this annual report of  December 31, 2002, of Griffin Industries, Inc.  Based on my
knowledge, this annual report fully complies with securities laws and that the information contained in this annual report fairly presents, in all material respects, the Company's financial condition and results of operations.

Date:	March 31, 2003


/S/ Landon Barretto
-----------------------
Landon Barretto
Chief Executive Officer

	SECTION 906 CERTIFICATION

	I, Landon Barretto, Acting Chief Financial Officer, certify that I have reviewed this annual report of December 31, 2002, of Griffin Industries, Inc. Based on my knowledge, this annual report fully complies with securities laws and that the information contained in this annual report fairly presents, in all material respects, the Company's financial condition and results of operations.

Date:	March 31, 2003


/S/ Landon Barretto
-----------------------
Landon Barretto
Acting Chief Financial Officer

				10-K33

	SECTION 302 CERTIFICATION

	I, Landon Barretto, Chief Executive Officer, certify that:

	1. I have reviewed this Annual report on Form 10-KSB of Griffin Industries,
           Inc.

	2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

	3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

	4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
           (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

		a) designed such disclosure controls and procedures to ensure that
		   material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;
		b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation Date");and
		c) presented in this Annual report our conclusions about the
		   effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


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

	6. The registrant's other certifying officers and I have indicated in this
   	   Annual report whether or not there were significant changes in internal
   	   controls or in other factors that could significantly affect internal
	   controls subsequent to the date of our most recent evaluation, including
	   any corrective actions with regard to significant deficiencies and
	   material weaknesses.

Date:	March 31, 2003


/S/ Landon Barretto
-----------------------
Landon Barretto
Chief Executive Officer

				10-K34

	SECTION 302 CERTIFICATION

	I, Landon Barretto, Acting Chief Financial Officer, certify that:

	1. I have reviewed this Annual report on Form 10-KSB of Griffin Industries,Inc.

	2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

	3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

	4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

		a) designed such disclosure controls and procedures to ensure that
		   material information relating to the registrant, including its
		   consolidated subsidiaries, is made known to us by others within
		   those entities, particularly during the period in which this
		   Annual report is being prepared;
		b) evaluated the effectiveness of the registrant's disclosure controls
		   and procedures as of a date within 90 days prior to the filing date
		   of this Annual report (the "Evaluation Date"); and
		c) presented in this Annual report our conclusions about the
		   effectiveness of the disclosure controls and procedures based on
		   our evaluation as of the Evaluation Date;


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

	6. The registrant's other certifying officers and I have indicated in this
   	   Annual report whether or not there were significant changes in internal
   	   controls or in other factors that could significantly affect internal
	   controls subsequent to the date of our most recent evaluation, including
	   any corrective actions with regard to significant deficiencies and
	   material weaknesses.

Date:	March 31, 2003


/S/ Landon Barretto
-----------------------
Landon Barretto
Acting Chief Financial Officer