Form 10KSB/A
GRIFFIN INDUSTRIES INC
filed 2003-04-14
CIK 1049861

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                              Form 10-KSB/A


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


1916 Pike Place - Suite 12, Box 8
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

PART II -

Item 5  - Market for Common Equity and Related Stockholder Matters......7
Item 6  - Management's Discussion and Analysis or Plan of Operation.....8
Item 7  - Financial Statements
          - Balance Sheets.............................................12
          - Statements of Operations...................................13
          - Statements of Stockholders Equity (Deficiency).............14
          - Statements of Cash Flows...................................17
          - Notes to financial statements..............................18
Item 8  - Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure..........................29

PART III

Item 9  - Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          of the Excahnge Act   .......................................30
Item 10 - Executive Compensation.......................................31
Item 11 - Security Ownership of Certain Beneficial Owners
          and Management...............................................32
Item 12 - Certain Relationships and Related Transactions...............34
Item 13 - Exhibits and Reports on Form 8-K.............................35
Item 14 - Controls and Procedures......................................35
          Signatures and Certification.................................37






















				PART I

ITEM 1	DESCRIPTION OF BUSINESS

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

	WE HAVE NEVER MADE AN ACQUISITION AND HAVE INCURRED SUBSTANTIAL LOSSES

      We have been in existence for approximately six years. In that time we have never acquired a company or had any revenues. Through
December 31, 2002, we have lost a total of $2,600,202. We may never recover our losses. Our activities have been limited to forming and organizing the Company, raising capital, researching, identifying, and conducting due diligence on, and negotiating with, potential acquisition targets, preparing

                        10KSB/A-4
for public or private offerings and other related matters. We will not have any revenues until some time after we acquire a profitable operating company. We may never be profitable.

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

RISKS REGARDING OUR BUSINESS PLAN

	OUR SHAREHOLDERS WILL SUFFER SEVERE DILUTION

	We have almost no assets. Therefore, we intend to complete our first acquisition by paying for the target company with newly issued shares of Griffin common stock. This transaction could be structured in many forms, including issuing our shares to the owners of the target company, or entering into a merger with the target. No matter what the form of the transaction, the result will be that our current shareholders will be severely diluted,

                        10KSB/A-5
and will end up with only a small percentage of the combined companies.


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

	We plan to grow rapidly. This rapid growth will require substantial resources, which we do not have. We may not be able to acquire the resources we need. To grow effectively, we will need to implement management information systems, develop operating, administrative, financial and accounting systems

                        10KSB/A-6
and controls, coordinate among accounting, finance, marketing and operations and hire and train personnel. We will also have to hire a complete, new management and operations team.


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


                           10KSB/A-7

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


                               10KSB/A-8
	As of December 31, 2002, we had only one employee - Landon Barretto, our principal shareholder. Mr. Barretto has agreed that he will not receive any salary until we complete our first acquisition. In the past, we have reimbursed a company owned by Mr. Barretto for the salary and other employment costs of its employees who spend their full time working on our affairs. As of September 1, 2000, these costs have been borne by Mr. Barretto's company without reimbursement. We may resume this reimbursement once we raise additional capital or complete an acquisition.

	Over the last few years, businesses that focus on distributing products and services over the Internet have emerged and, more recently, many mainstream businesses are implementing Web sites to transact commerce. We intend to acquire companies that sell a portion, or the entirety, of their products or services over the Internet. Currently, there are no expected purchases of plant or equipment or expected change in the number of employees.

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

	On March 24, 2003, we entered into a stock purchase agreement with Global Funding Group, Inc. ("Global"), a Utah corporation and Landon Barretto ("Barretto"), our controlling stockholder (the "Agreement"). Pursuant to the Agreement, at closing Global will purchase 3,000,000 shares of our authorized


                             10KSB/A-9
but unissued shares of common stock for an aggregate purchase price $25,000. In addition, at closing Global will purchase all of our capital stock owned by Barretto, being 934,330 shares of common stock and 2,500,000 shares of series A preferred stock, for an aggregate purchase price of $1,000. In addition, Global will enter into a consulting agreement with Barretto pursuant to which Barretto will provide transition assistance to Global.

        The Agreement requires that we use the entire $25,000 to settle our outstanding payables. The Agreement also requires Barretto to personally settle any of our known outstanding payables that are not paid from the $25,000 and to assign Barretto's right to be repaid certain amounts by us to a third party.
The 3,934,330 shares of common stock to be purchased by Global represent approximately 67% of our issued and outstanding shares of common stock. The 2,500,000 shares of series A preferred stock to be purchased by Global represents 100% of our issued and authorized shares of preferred stock.

	The closing is scheduled for April 10, 2003. Currently, Landon Barretto is our sole officer and director. Effective as of the closing, our Board of Directors has appointed Mr. Paul Adams to fill one of the vacancies on the Board of Directors and to be our President. Effective as of the closing, Mr. Barretto will resign from his positions as a director and an officer of the Company.

	LIQUIDITY AND CAPITAL RESOURCES

	We have limited liquidity and capital resources. Our cash balances have decreased by $71. We have almost no cash and have ceased active operations.
To resume active operations, we will need to raise additional cash, most likely by selling more shares. We will need capital to pay for the costs of identifying,researching, negotiating with, and performing due diligence on potential acquisitiontargets. We will also need to raise significant additional fundsand/or issue significant amounts of our securities, to finance each of our acquisitions. All of these capital requirements are likely to dilute the ownership of our current shareholders. We may not be able to raise the cash we need.

	We rely on Barretto Pacific Corporation, a company wholly owned by Landon Barretto, at times, for some of its executive, managerial and administrative requirements.


ITEM 7	FINANCIAL STATEMENTS















                                10KSB/A-10
Dohan and Company
Certified Public Accountants
A Professional Association
7700 North Kendall Drive, Suite 204
Miami, Florida
33156-7564
Telephone  (305) 274-1366
Facsimile  (305) 274-1368

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


						/s/ DOHAN AND COMPANY, P.A.
						CERTIFIED PUBLIC ACCOUNTANTS

Miami, Florida

March 28, 2003 except for Note 12
which is as of April 11, 2003

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

Commitment and contingency (Note 12)

Stockholders' equity (deficency)

Common stock (Note 5)
  Authorized
    5,000,000 preferred shares with a par value
              of $0.001 per share
   50,000,000 common shares with a par value
              of $0.001 per share



                              10KSB/A-12
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





                            10KSB/A-13
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



                              10KSB/A-14
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

                                10KSB/A-15
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


				10K-16

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



                                10KSB/A-17
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

                                  10KSB/A-18
     These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

	Income taxes

	Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and

                                10KSB/A-19
liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized to the extent that they are considered more likely than not to be realized.

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









                                 10KSB/A-20
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


      	     			   10KSB/A-21
GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in U.S. Dollars)
DECEMBER 31, 2002


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




                           10KSB/A-22
	In December 2002, FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002.

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

                               10KSB/A-23
	The Company commenced a self underwritten public offering to investors on November 6, 1997, for 1,000,000 shares of common stock at an offering price of $1.00 per share. The Company relied on the exemption from registration requirements of the Securities Act of 1933 provided by Regulation E thereunder. Pursuant to this offering, the Company issued 1,000,000 shares of common stock between the period November 6, 1997 to March 6, 1998 (the offering termination date) for cash consideration of $675,128, net of share issue costs of $324,872.

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






                             10KSB/A-24
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




                              10KSB/A-25
	On May 1, 2001, the 300,000 warrants issued to the Chief Operating Officer expired.

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

                                 10KSB/A-26
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

	Substantially all of the Company's operations are managed by the Company's principal stockholder and some executive, management and administrative services are provided by a company wholly-owned by the principal stockholder. During
2002, the Company paid or incurred $55,539 (2001 - $53,513) for management and

                                 10KSB/A-27
administrative services to the principal stockholder in exchange for a reduction of the loan receivable from the principal stockholder. Additional management and administrative services with a fair value of $19,914 (2001 - $53,832) relating to unearned compensation were also incurred by the Company. Amounts paid or incurred in excess of the amount owing from the principal stockholder have been recorded as amounts due to the principal stockholder. Amounts due to the principal stockholder are unsecured, non-interest bearing and have no fixed terms of repayment.

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







				10KSB/A-28
GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
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

12.	SUBSEQUENT EVENT

	On March 24, 2003, the Company entered into a stock purchase agreement (the "Agreement") with Global Funding Group, Inc. ("Global"), a Utah corporation and our controlling stockholder. Pursuant to the Agreement, at closing, Global will purchase 3,000,000 shares of the Company's authorized but unissued shares of common stock for an aggregate purchase price $25,000. In addition, at closing, Global will purchase all of the Company's common stock owned by the Company's controlling stockholder, being 934,330 shares of common stock and 2,500,000 shares of series A preferred stock, for an aggregate purchase price of $1,000. In addition, Global will enter into a consulting agreement with this stockholder to provide transition assistance to Global.

        The Agreement requires that the Company use the entire $25,000 to settle outstanding payables with any amounts in excess of the $25,000 required to be personally settled by the Company's controlling stockholder. The Agreement also requires the assignment to a third party of certain amounts due to the controlling stockholder. The Agreement also provides for mutual indemnification of the parties. If the closing is not accomplished by Apirl 30, 2003, the Agreement will automatically terminate unless the parties sign a written extension.

ITEM 8 	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURES

	We changed our independent accountants to Dohan and Company.



                           10KSB/A-29
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


                           10KSB/A-30
	From 1987 - 1993, Mr. Barretto was President of Landon Barretto Organization, a financial intermediary that provided financing to privately held businesses. From 1984 - 1986, Mr. Barretto was President of Landon Barretto Investor Services, which was an introducing broker for Frankwell Enterprises of Hong Kong, a securities and commodities trading firm. Mr. Barretto has also acted as principal in numerous real estate transactions, created and taught a proprietary sales training seminar, founded several companies, including a manufacturing and mail order company, and conducted business extensively throughout Asia. Mr. Barretto received an Associates degree in business management in 1983 from Hawaii Pacific University.

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




                       10KSB/A-31
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

	The number of shares of our common stock owned as of December 31, 2002, by each person known by us to own in excess of 5% of the stock, and the percentage of the outstanding common stock represented by the holding, is shown in the table below. No material consideration was paid for any of these shares. Each

                             10KSB/A-32
person possesses the sole power to vote and dispose of the shares indicated.

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

				10KSB/A-33

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

	From inception to December 31, 2002, we have reimbursed Barretto Pacific

                              10KSB/A-34
Corporation, $899,876 for these expenses. As of December 31, 2000, there was no balance receivable or payable between the two companies. Beginning
September 1, 2000, Barretto Pacific Corporation has paid the employment expense of its employee who, since that time, works part time on our affairs, without reimbursement from the Company. The value of the salary and related benefits for this employee, from September 1, 2000 to December 31, 2002, has been applied to reduce the loan receivable from our principal stockholder.


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

	Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and

                              10KSB/A-35
procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for theyear ended December 31, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 15 SUBSEQUENT EVENTS

         On March 24, 2003, Griffin Industries, Inc. (the "Company") entered into a Stock Purchase Agreement (the "Agreement") between the Company, Global Funding Group, Inc., a Utah corporation ("Global") and Landon Barretto, the Company's controlling stockholder ("Barretto").

         Pursuant to the Agreement, at closing Global will purchase Three Million (3,000,000) shares of the Company's authorized but unissued shares of common stock for an aggregate purchase price of Twenty-Five Thousand Dollars ($25,000). In addition, at closing Global will purchase all of the Company capital stock owned by Barretto, Nine Hundred Thirty-Four Thousand Three Hundred Thirty (934,330) shares of common stock, and Two Million Five Hundred Thousand (2,500,000) shares of Series A Preferred Stock, for an aggregate purchase price of One Thousand Dollars ($1000). In addition, Global will enter into a Consulting Agreement with Barretto pursuant to which he will provide transition assistance to Global.

         The Agreement requires that the Company use the entire $25,000 proceeds from the common stock sale to pay off the Company's outstanding payables. The Agreement also requires Barretto to personally pay off any known Company payables that are not paid from the Company's stock sale proceeds, and to assign to a third party his right to be repaid certain amounts the Company owes to him.

          The 3,934,333 shares of common stock to be purchased by Global represent approximately 67% of the issued and outstanding shares of common stock of the Company. The 2,500,000 shares of Series A Preferred Stock to be purchased by Global represent 100% of the issued and authorized shares of preferred stock of the Company.

          The closing is scheduled for April 10, 2003. Currently, Landon Barretto is the sole officer and director of the Company. Effective as of the closing, the Company's Board of Directors has appointed Mr. Paul Adams to fill one of the vacancies on the Board of Directors and to be the President of the Company. Effective as of the closing, Mr. Barretto has resigned from his positions as a director and an officer of the Company.









                          10KSB/A-36
	SIGNATURES AND CERTIFICATION

	Pursuant to the requirements of Section 13 or 15(d) of the Securities and

Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GRIFFIN INDUSTRIES INC.

                By: /s/ Landon Barretto,
                   ------------------------------------
                   Landon Barretto
                   President, Chief Executive Officer
		   Date: March 31, 2003


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








                             10KSB/A-37
	SECTION 302 CERTIFICATION

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


                               10KSB/A-38
	6. The registrant's other certifying officers and I have indicated in this
   	   Annual report whether or not there were significant changes in internal
   	   controls or in other factors that could significantly affect internal
	   controls subsequent to the date of our most recent evaluation, including
	   any corrective actions with regard to significant deficiencies and
	   material weaknesses.

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




                             10KSB/A-39
	5. The registrant's other certifying officers and I have disclosed, based on
   	   our most recent evaluation, to the registrant's auditors and the audit
   	   committee of registrant's board of directors (or persons performing the
   	   equivalent functions):

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