Form 10QSB
period 2003-03-31
GRIFFIN INDUSTRIES INC
filed 2003-05-15
CIK 1049861

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                     or

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


			4766 South Holladay Blvd.
			 Holladay, UT 84117
               (Address of principal executive offices)

                           (801) 273-9300
                      (Issuer's telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

	The number of shares outstanding of the issuer's common stock, $0.001 par value, as of May 15, 2003 was 2,869,633.




                                   INDEX

PART I - FINANCIAL INFORMATION

Item 1 -	Financial Statements (unaudited)..............................10Q-3
		  Balance Sheets..............................................10Q-3
		  Statements of Operations....................................10Q-5
		  Statements of Stockholders Equity (Deficiency)..............10Q-6
		  Statements of Cash Flows....................................10Q-6
		  Notes to Financial Statements...............................10Q-8

Item 2 -	Management Discussion and Analysis or
		Plan of Operations............................................10Q-10

Item 3 -	Control and Procedures........................................10Q-11

PART II - OTHER INFORMATION

Item 6 -	EXHIBITS......................................................10Q-12

		SIGNATURES....................................................10Q-13

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

GRIFFIN INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)
(in US $)

                                 March 31, 2003          December 31, 2002

ASSETS

Current asset

Deferred tax asset less
  valuation allowance of
  $836,200 (December 31,
  2002 - $832,900)      	$	     -           $              -
			        --------------           ----------------
Total current asset                          -                          -

Computer equipment                         407                         407
                                 --------------          -----------------

Total assets                	$          407      	$              407
                                 --------------          -----------------
                                 --------------          -----------------

LIABILITIES AND STOCKHOLDERS'
  DEFICIENCY

Current liabilities

Checks issued in excess
  of deposits                	$          115          $               24
Accounts payable and
  accrued liabilities			42,110                      39,110
Amount due to principal
  stockholder (Note 4)			28,037			    21,567
                                 -------------            ----------------
Total current liabilities               70,262                      60,701
                                 -------------            ----------------

Commitment and contingency
  (Note 6)

Stockholders' deficiency

Preferred stock (Note 5)
  Authorized
    5,000,000 preferred shares
    with a par value of $0.001
    per share
  Issued and outstanding
    2,500,000 preferred shares
    (December 31, 2002 -
    2,500,000)                           2,500                       2,500
Common stock (Note 5)
  Authorized
    50,000,000 common shares
    with a par value of $0.001
    per share
  Issued and outstanding
    2,869,633 common shares
    (December 31, 2002 -
    2,869,633)                           2,869                       2,869
Additional paid-in capital           2,534,539                   2,534,539
Deficit accumulated during
  development stage                 (2,609,763)                 (2,600,202)
                                    ----------                  ----------
Total stockholders' deficiency         (69,855)                    (60,294)
                                    ----------                  ----------

Total liabilities and
  stockholders' deficiency       $         407           $             407
                                   -----------                  ----------
                                   -----------                  ----------

See accompanying notes.

GRIFFIN INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
(in US$)

			     Three Months  Three Months		Period from
                                    Ended	  Ended    	October 14,
				March 31,     March 31,       1997 to March
                                     2003         2002		   31, 2003

EXPENSES
  Depreciation expense                   -             -              1,590
  Directors' fees                        -             -             18,250
  Office and miscellaneous           6,561        29,580          1,220,964
  Professional fees                  3,000         1,182          1,066,569
  Travel                                 -             -            402,749
                                ----------      --------         ----------

Loss before interest income         (9,561)      (30,762)        (2,710,122)

Interest income                          -           452            100,359
                                 ---------      --------          ---------

Loss before income taxes            (9,561)      (30,310)        (2,609,763)

Provision for income taxes               -             -                  -
                                 ---------      --------          ---------

Net loss                            (9,561)      (30,310)        (2,609,763)
                                 ---------      --------          ---------
                                 ---------      --------          ---------
Weighted average number
  of common shares
  outstanding - basic
  and diluted			 2,869,633     2,869,633
                                 ---------      --------
                                 ---------      --------

Net loss per common share -
  basic and diluted		 $   (0.01)  $     (0.01)
                                 ---------      --------
                                 ---------      --------

See accompanying notes.

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(UNAUDITED)
(in US$)

					Common				Preferred
					Shares				Shares
				Number of	Amount		Number of	Amount
				Shares				Shares

Balance, October 14, 1997	      -	      $      -			-     $      -

Issuance of common stock
  (Note 5)			700,000		   700		        -   	     -
Issuance of preferred
  stock (Note 5)		      -   	     -   	2,500,000	 2,500
Shares to be issued
  (Note 5)			139,000		   139			-   	     -
Stock issue costs
  (Note 5)		              -              -   		-   	     -
Net loss			      -   	     -   		-   	     -
				-------	       -------		---------	------
Balance,December 31, 1997	839,000	     	   839		2,500,000	 2,500
Issuance of common
  stock (Note 5)	      1,457,633		 1,457		        -   	     -
Stock issue costs
  (Note 5)		              -   	     -   		-   	     -
Net loss			      -   	     -   		-   	     -
				-------	       -------		---------	------
Balance, December 31, 1998    2,296,633	         2,296		2,500,000	 2,500

Issuance of common
  stock (Note 5)	         23,000	            23		        -   	     -
Stock issue costs
  (Note 5)		              -   	     -   		-   	     -
Issuance of common
  stock for services
  (Note 5)		        550,000	           550		        -   	     -
Net loss			      -   	     -   		-   	     -
				-------	       -------		---------	------
Balance, December 31, 1999    2,869,633          2,869		2,500,000	 2,500

Stock compensation
  expense (Note 5)		      -   	     -   		-   	     -
Net loss			      -   	     -   		-   	     -

				-------	       -------		---------	------
Balance, December 31, 2000    2,869,633          2,869		2,500,000	 2,500

Stock compensation
  expense (Note 5)	              -   	     -   		-   	     -
Net loss			      -   	     -   		-   	     -
				-------	       -------		---------	------
Balance, December 31, 2001    2,869,633          2,869		2,500,000	 2,500

Stock compensation
  expense (Note 5)	              -   	     -   		-   	     -
Net loss			      -   	     -   		-   	     -
				-------	       -------		---------	------
Balance, December 31, 2002    2,869,633      $   2,869		2,500,000     $  2,500

Net loss			      -   	     -   		-   	     -
				-------	       -------		---------	------
Balance, March 31, 2003       2,869,633      $   2,869		2,500,000     $  2,500

See accompanying notes.

GRIFFIN INDUSTRIES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(UNAUDITED)
(in US$)

                             Additional   Unearned 	  Accumulated       Total
                             Paid-in 	  Compensation    Deficit Under
			     Capital                      Development
                                                          Stage

Balance, October 14, 1997  $         -    $        -   	  $  	  -     $       -

Issuance of common stock
  (Note 5)			     -		   -		  -	      700
Issuance of preferred
  stock (Note 5)		     -		   -		  -	    2,500
Shares to be issued
  (Note 5)		       138,861		   -   		  -       139,000
Stock issue costs
  (Note 5)		      (141,323)	     	   -   		  -	 (141,323)
Net loss	                     -      	   -   	    (33,637)      (33,637)
			   ------------   ----------        --------     --------
Balance, December 31, 1997	(2,462)	           _  	    (33,637)      (32,760)

Issuance of common
  stock (Note 5)	     2,649,443		   -   		  -     2,650,900
Stock issue costs
  (Note 5)		      (358,012)	           -   	          -      (358,012)
Net loss	                     -   	   -   	 (1,147,607)   (1,147,607)
			    ----------	  ----------	 -----------   ----------
Balance, December 31, 1998   2,288,969	           -     (1,181,244)    1,112,521

Issuance of common
  stock (Note 5)		68,977		   -	          -   	   69,000
Stock issue costs
  (Note 5)		        (8,857)	           -   		  -        (8,857)
Issuance of common
  stock for services
  (Note 5)		       185,450	    (127,578)		  -   	   58,422
Net loss	                     -   	   -   	   (716,311)     (716,311)
                             ---------     ---------      ----------    --------
Balance, December 31, 1999   2,534,539	    (127,578)	 (1,897,555)	  514,775

Stock compensation
  expense (Note 5)		     -        53,832        	  -	   53,832
Net loss	                     -   	   -  	   (463,012)     (463,012)
			    ----------	   ---------	 ----------	 --------
Balance, December 31, 2000   2,534,539	     (73,746)	 (2,360,567)	  105,595

Stock compensation
  expense (Note 5)	             -        53,832		  -        53,832
Net loss	                     -             -       (149,729)     (149,729)
			    ----------	    --------      ---------       -------
Balance, December 31, 2001   2,534,539	     (19,914)	 (2,510,296)	    9,698

Stock compensation
  expense (Note 5)	             -        19,914		  -        19,914
Net loss	                     -             -        (89,906)      (89,906)
			    ----------	    --------      ---------       -------
Balance, December 31, 2002   2,534,539	           -	 (2,600,202)	  (60,294)

Net loss	                     -             -         (9,561)       (9,561)
			    ----------	    --------      ---------       -------
Balance, March 31, 2003	     2,534,539	           -	 (2,609,763)	  (69,855)
			    ----------	    --------      ---------       -------
			    ----------	    --------      ---------       -------
See accompanying notes.

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in US$)

			     Three Months  Three Months		Period from
                                    Ended	  Ended    	October 14,
				March 31,     March 31,       1997 to March
                                     2003         2002		   31, 2003

OPERATING ACTIVITIES

Net loss                        $  (9,561)  $   (30,310)     $   (2,609,763)
Add items not
affecting cash:
  Accrued interest                      -          (452)            (17,285)
  Depreciation expense                  -             -               1,590
  Office and
    miscellaneous
    expenses paid by
    stock options                       -        13,458             186,000
  Office and
    miscellaneous
    expenses paid by
    principal stockholder           6,470        15,647             115,522
Changes in non-cash working
  capital items:
  Increase in accounts
    payable and  accrued
    expenses                        3,000        (1,950)             42,110
                                ---------     ---------           ---------

Cash used in operating
  activities                          (91)       (3,607)         (2,281,826)
                                ---------     ---------           ---------

INVESTING ACTIVITIES

Repayment of loan
  receivable from principal
  stockholder                           -         3,425              54,800
Purchase of capital assets              -             -              (1,997)
Advances on loan
  receivable from principal
  stockholder                           -             -            (125,000)
                                ---------     ---------           ---------

Cash provided by (used in)
  operating activities                  -         3,425             (72,197)
                                ---------     ---------           ---------

FINANCING ACTIVITIES

Proceeds from issuance of
  common and preferred stock            -             -           2,353,908
                                ---------     ---------           ---------

Cash provided by financing
  activities                            -             -           2,353,908
                                ---------     ---------           ---------

Decrease in cash and
  cash equivalents                   ( 91)        ( 182)               (115)

Cash and cash equivalents,
  (checks issued in excess
  of deposits),
  beginning of period                 (24)           47                   -
                                ---------     ---------           ---------

Cash and cash equivalents
  (checks issued in excess
  of deposits), end of
  period                        $    (115)      $  (135)          $    (115)
                                ---------     ---------           ---------
                                ---------     ---------           ---------

See accompanying notes.

GRIFFIN INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(in US$)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

	The accompanying unaudited interim financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited interim financial statements do not include all disclosures required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2002. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

2.	GOING CONCERN AND MANAGEMENT PLANS

	These financial statements have been prepared by management on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. However, the Company has incurred significant losses and negative cash flow from operations since its inception and has an accumulated deficit of $2,609,763 at March 31, 2003 (December 31, 2002 - $2,600,202). A substantial portion of the losses are attributable to efforts in identifying and evaluating acquisition opportunities. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon the continued support of its principal stockholder and obtaining additional financing. Management's plan in this regard is to complete additional financing or generate profitable operations in the future. Such financings may not be available or may not be available on reasonable terms. There can be no assurance the Company can attain profitable operations or obtain additional financing in the future.

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

			     	   Three Months  Three Months    Period from
                                          Ended	        Ended  	 October 14,
				      March 31,     March 31,  1997 to March
                                     	   2003          2002	    31, 2003

Net loss, as reported		     $   (9,561)  $   (30,310)	$ (2,609,763)
Add:  Total stock-based employee
compensation expense included in
loss, as reported determined under
APB 25, net of related tax effects 	      -	            -              -
Deduct:  Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	        			      -	            - 	           -
                           	      ---------      --------      ---------

Pro forma loss			     $   (9,561)  $   (30,310)	$ (2,609,763)

Loss per common share -
  basic and diluted, as reported     $    (0.01)  $     (0.01)


Loss per common share -
  basic and diluted, pro forma       $    (0.01)  $     (0.01)

4.	RELATED PARTY TRANSACTIONS

	Substantially all of the Company's operations are managed by the Company's principal stockholder and some executive, management and administrative services are provided by a company wholly-owned by the principal stockholder. During the three month period ended March 31, 2003, the Company paid or incurred $6,470 (March 31, 2002 - $15,647) for management and administrative services to the principal stockholder. The Company did not incur any additional management and administrative services relating to unearned compensation during the three month period ended March 31, 2003 (March 31, 2002 - $13,458). Amounts due to the principal stockholder are unsecured, non-interest bearing and have no fixed terms of repayment.

5.	COMMON STOCK

Warrants

	During the three month period ended March 31, 2003, 500,000 warrants with an exercise price of $1.00 expired unexercised.

	As at March 31, 2003, the following warrants were outstanding:

Number                    Exercise                             Expiry
of Shares                   Price                               Date

388,000                     1.00                  December 1, 2003
100,000                     1.00                  December 1, 2003
100,000                     1.00                  December 31,2004

Stock options

	During the three month period ended March 31, 2003, 20,000 stock options with an exercise price of $1.00 expired unexercised.

As at March 31,2003 the following stock options were outstanding:


Number                     Exercise                         Expiry
of Shares                    Price                           Date

20,000                          3.00                        July 1, 2003
20,000                    	3.00                     January 1, 2004
20,000                  	3.00                        July 1, 2004
20,000                  	3.00                     January 1, 2005


There has been no other stock option activity during the three month period ended March 31, 2003.

6.	COMMITMENT AND CONTINGENCY

	On March 24, 2003, the Company entered into a stock purchase agreement (the "Agreement") with Global Funding Group, Inc. ("Global"), a Utah corporation and our controlling stockholder. Pursuant to the Agreement, Global will purchase 3,000,000 shares of the Company's authorized but unissued shares of common stock for an aggregate purchase price $25,000. In addition, Global will purchase all of the Company's common stock owned by the Company's controlling stockholder, being 934,330 shares of common stock and 2,500,000 shares of series A preferred stock, for an aggregate purchase price of $1,000. In addition, Global will enter into a consulting agreement with this stockholder to provide transition assistance to Global.

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

	On April 10, 2003, the Agreement was consumated.

7.	SEGMENTED INFORMATION

	The Company operates in one segment, being the identification and evaluation of opportunities for the acquisition of Internet-based businesses, in the United States.

ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and notes appearing elsewhere in this report and with "Management Discussion and Analysis or Plan of Operations" presented in the Company's 2002 Annual Report on Form 10-KSB.

	INTRODUCTORY NOTE

	Certain statements in this section and elsewhere in this quarterly report on Form 10-QSB are forward-looking in nature and relate to the Company's plans, objectives, estimates and goals. words such as "expects," "anticipates," "intends," "plans," "projects," "forecasts," "believes," and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks and uncertainties and should be viewed with caution. Actual results and experience may differ materially from those expressed or implied by the forward-looking statements as a result of many factors, including, without limitation, those set forth under "Risk Factors" in the Company's most recent annual report on Form 10-KSB. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

	Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

	LIQUIDITY AND CAPITAL RESOURCES

     The Company has limited liquidity and capital resources. The Company's cash balances have decreased by $91 from the year ending December 31, 2002.
The Company has no cash and has ceased active operations. To resume active operations, the Company will need to raise additional cash, most likely by selling more shares. The Company will need capital to pay for the costs of identifying,researching, negotiating with, and performing due diligence on potential acquisition targets. The Company will also need to raise significant additional funds and/or issue significant amounts of our securities, to finance each of our acquisitions. All of these capital requirements are likely to dilute the ownership of our current shareholders. The Company may not be able to raise the cash it needs.

	The Company relies on Barretto Pacific Corporation, a company wholly owned by Landon Barretto, at times, for some of its executive, managerial and administrative requirements.

	RESULTS OF OPERATIONS

	Our only revenue to date is for interest earned on cash and cash equivalent balances and a note receivable from a director. From inception through
March 31,2002, this totaled $100,359. Investment revenue decreased $452 from $452 or, 100% from the corresponding prior year period. This decrease was due to reduced cash and cash equivalent balances.

	Total costs and expenses decreased for the three month period ending March 31,2003, from $30,762 to $9,561 or 69% from the corresponding prior year period. This decrease was primarily due to reduced operating and acquisition activities during the period.

	Professional fees increased for the three month period ending
March 31, 2003, from $1,182 to $3,000, or 153% from the corresponding prior year period, primarily as a result of fees we have paid for legal and accounting.

	Office and miscellaneous decreased from $29,580 to $6,561 or 78% from the corresponding prior year period. This is primarily due to services valued at $6,000 provided from Barretto Pacific Corporation, a company wholly-owned by Landon Barretto. These services consist partly of the salary and associated benefits of an employee from the period of January 1, 2003 to March 31, 2003,


                                     10Q-11

whose services were also provided through a co-employment agreement between the Company and Barretto Pacific Corporation.

	FUTURE OPERATING RESULTS

	The Company's future operating results will be wholly dependent upon the success of the investment and acquisition decisions that the Company will make. As such, no assurance or accurate estimation can be given regarding, such operating results.


	CRITICAL ACCOUNTING POLICIES

	The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of deferred tax assets. The Company believes the following critical accounting policies require its more significant judgment and estimates used in the preparation of the financial statements.

	Income taxes are accounted for under the asset and liability method.  Under this method, to the extent that it is not more likely than not that a deferred tax asset will be recovered, a valuation allowance is provided.  In making this determination, the Company considers estimated future taxable income and taxable timing differences expected to reverse in the future.  Actual results may differ from those estimates.

	RELATED PARTY TRANSACTIONS

	Substantially all of the Company's operations are managed by the Company's principal stockholder and some executive, management and administrative services are provided by a company wholly-owned by the principal stockholder. During the three month period ended March 31, 2003, the Company paid or incurred $6,470 (March 31, 2002 - $15,647) for management and administrative services to the principal stockholder. The Company did not incur any additional management and administrative services relating to unearned compensation during the three month period ended March 31, 2003 (March 31, 2002 - $13,458). Amounts due to the principal stockholder are unsecured, non-interest bearing and have no fixed terms of repayment.

ITEM 3 - CONTROLS AND PROCEDURES

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

	Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this quarterly report on Form 10-QSB for the quarter ended March 31, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

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

c) Form 8-K

	We filed a Form 8-K on March 26, 2003 regarding a change in our independent accountant.

	we filed a Form 8-k on April 8, 2003 regarding a change in control of the company.

	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GRIFFIN INDUSTRIES INC.

                By: /s/ Landon Barretto
                   ------------------------------------
                   Landon Barretto
                   Acting Chief Executive Officer


Date: May 15, 2003

                                     10Q-12

	SECTION 906 CERTIFICATION

	In connection with the Quarterly Report of Griffin Industries, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities Exchange Commission on the date hereof (the "Report"), I, Landon Baretto, acting, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
	(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	May 15, 2003


/S/ Landon Barretto
-----------------------
Landon Barretto
Chief Executive Officer

	SECTION 906 CERTIFICATION

In connection with the Quarterly Report of Griffin Industries, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities Exchange Commission on the date hereof (the "Report"), I, Landon Baretto, acting, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
	(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:	May 15, 2003


/S/ Landon Barretto
-----------------------
Landon Barretto
Acting Chief Financial Officer

	SECTION 302 CERTIFICATION

	I, Landon Barretto, acting Chief Executive Officer, certify that:

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

Date:	May 15, 2003


/S/ Landon Barretto
-----------------------
Landon Barretto
acting Chief Executive Officer

				10-Q13


                             GRIFFIN INDUSTRIES INC.
	                   SECTION 302 CERTIFICATION

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

Date:	May 15, 2003


/S/ Landon Barretto
-----------------------
Landon Barretto
Chief Financial Officer