Form 10QSB
period 2003-06-30
GRIFFIN INDUSTRIES INC
filed 2003-08-21
CIK 1049861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	                  Washington D.C.  20549

	                      FORM 10-QSB

	Quarterly Report Under Section 13 or 15 (d)
	Of the Securities Exchange Act of 1934


	          For Quarter Ended: June 30, 2003

	            Commission File Number:

                     GRIFFIN INDUSTRIES, INC.
                  ------------------------------
                 (A Development Stage Enterprise)
(Exact name of registrant as specified in its charter)

         MARYLAND                                    91-1869317
       -----------                                 -------------
(State or other jurisdiction of 	IRS Employer Identification No.)
  incorporation or organization)

	      378 North Main, #124; Layton, UT 84041
              --------------------------------------
	     (Address of principal executive offices)

Registrant's telephone number including area code:	(801) 497-9075
                                                        --------------

            4766 Holladay Blvd.; Holladay, Utah, 84117
            ------------------------------------------
           Former Address, if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                           Yes X   No

and (2) has been subject to such filing requirements for the past 90 days.

                           Yes X   No



The number of shares outstanding of the issuer's common stock, $0.001 par value, as of August15, 2003 was 5,869,633.





PART I

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations and changes in its financial position from December 31, 2002 through June 30, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.










































                        GRIFFIN INDUSTRIES, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS
                              (in US $)

                               Assets





                                                               (Unaudited)
                                                                June  30,
                                                                  2003


Current Assets
--------------


Deferred tax asset less valuation allowance of $834,909    $            -

Total Current Assets                                       $            -
                                                           --------------

	Liabilities and Deficiency in Assets


Current Liabilities
-------------------


Accounts payable and accrued liabilities                   $        7,032

Note payable (Note 4)                                              28,037
                                                           --------------

Total Current Liabilities                                          35,069

Deficiency in Assets
--------------------

  Preferred Stock, (Note 5) 5,000,000 shares authorized,
   $.001 par value, 2,500,000 shares issued and outstanding         2,500

  Common Stock,(Note 5) 50,000,000 shares authorized, $.001
   par value, 5,869,633 shares issued and outstanding               5,869

  Additional paid-in capital                                    2,562,746

  Deficit accumulated during development stage                 (2,606,184)

Total Deficiency in Assets                                        (35,069)
Total Liabilities and Deficiency in Assets                 $            -
                                                           --------------
See accompanying notes.

                        GRIFFIN INDUSTRIES, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                        STATEMENTS OF OPERATIONS
                             (UNAUDITED)
                              (in US$)


                                                             Period from
                          For the           For the        October 14,1997
                        Three Months       Six Months        (Inception)
                           Ended             Ended           to June 30,
                    June 30,  June 30   June 30  June 30        2003
                      2003      2002      2003    2002


Expenses
--------
 Depreciation
  expense       $       -   $       -    $     -  $        -    $     1,590

 Directors'
  fees                  -           -          -           -         18,250

 Office and
   miscellaneous      316      23,717      6,877      53,297      1,221,280

 Travel and
   entertainment        -           -          -           -        402,749

 Professional
  fees             10,426       5,062     13,426       6,244      1,076,995

 Loss before
  other income    (10,742)    (28,779)   (20,302)    (59,541)    (2,720,864)
  (expenses)

Other Income
(Expenses)
--------------

 Investment
  income                -         340          -         792        100,359

 Gain on
  settlement of
  accounts
  payable          14,728           -     14,728                   14,728

 Write off of
  computer
  equipment          (407)          -       (407)                    (407)

Net income (loss)
 before taxes       3,579     (28,439)    (5,982)    (58,749)    (2,606,184)

Provision for
 income taxes           -           -          -           -              -

Net income
 (loss)           $ 3,579   $ (28,439)   $(5,982)   $(58,749)  $ (2,606,184)

Net Income (loss)
 per common share
 - basic and
 diluted          $  0.00   $    (.01)   $ (0.01)   $   (.02)



Weighted average
 of common
 outstanding
 shares         5,539,963   2,869,633   4,212,174   2,869,633



See accompanying notes.






































                            GRIFFIN INDUSTRIES, INC
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                  (in US$)



                                  Six Months Ended              Period from
                                                             October 14, 1997
                              June 30,    June 30,              to June 30,
                                2003       2002                    2003


OPERATING ACTIVITIES

Net loss                       (5,982)   $(58,749)                $(2,606,184)

Add items not affecting
 cash:


Accrued interest                    -        (792)                    (17,285)

Depreciation expense                -           -                       1,590

Office expenses paid by
 stock options                      -      19,914                     186,000

Office expenses paid by
 principal stockholder          6,470      33,233                     115,522

Gain on settlement of
 accounts payable             (14,728)          -                     (14,728)

Write off computer
 equipment                        407           -                         407

Changes in non-cash
 working capital items:

Increase (decrease) in
 accounts payable and
 accrued expenses             (17,350)         50                      21,760

Cash used in operating
 activities                   (31,185)     (6,344)                 (2,312,918)


INVESTING ACTIVITIES


Repayment of loan
 receivable from former
 principal stockholder              -       6,295                      54,800

Purchase of capital assets          -           -                      (1,997)

Advances on loan
 receivable from former
 principal stockholder              -           -                    (125,000)

Cash provided by (used in)
 investing activities               -       6,295                     (72.197)

FINANCING ACTIVITIES


Capital contribution from
 former principal stockholder   6,207           -                       6,207

Proceeds from issuance of
 common and preferred stock    25,000           -                   2,378,908

Cash provided by financing
 activities                    31,207           -                   2,385,115

Increase (decrease) in cash
 and cash equivalents              24         (49)                          -

Cash and cash equivalents,
 (checks issued in excess
  of deposits) beginning
  of period                       (24)         47                           -

Cesh and cash equivalents
 (checks issued in excess
  of deposits), end of
  period                            -     $   (2)                  $        -
                             ------------------------------------------------
See accompanying notes.

                          GRIFFIN INDUSTRIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)
                                 (in US$)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited interim financial statements do not include all disclosures required by generally accepted accounting principals in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2002. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Griffin Industries, Inc. (the "Company") was incorporated under the laws of the state of Maryland on October 14, 1997. The current business plan of the Company is to identify and evaluate opportunities for the acquisition of businesses that sell a portion, or the entirety, of their products or services over the Internet. The Company is considered to be a development stage company as it has had no revenues to date.


2.	GOING CONCERN AND MANAGEMENT PLANS

These financial statements have been prepared by management on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. However, the Company has incurred significant losses and negative cash flow from operations since its inception and has an accumulated deficit of $2,606,184 at June 30, 2003 (December 31, 2002 - $2,600,202). A substantial portion of the losses are attributable to efforts in identifying and evaluating acquisition opportunities.


The Company's ability to continue as a going concern is in substantial doubt. The Company currently has no operations and no funds with which to develop operations. The Company is currently in the process of seeking short-term capital while it investigates business opportunities to merge with or acquire. The Company currently has no agreement or arrangement of merger or acquisition. There is no guarantee that the Company will be successful in developing any business opportunities or acquiring any operational capital.

     These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

3.	SELECTED ACCOUNTING POLICIES

Stock-based compensation

The Company has elected to follow the intrinsic value approach of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for its employee stock options and warrants rather than the alternative fair value accounting allowed by Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). APB 25 provides that the compensation expense relative to the Company's employee stock options and warrants is measured based on the intrinsic value of the stock option or warrant. SFAS 123 permits companies to continue to follow APB 25 and provide pro-forma disclosure of the impact of applying the fair value method of SFAS 123.

The following table illustrates the effect on loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.


                               For the Six Months Ended          Period from
                            June 30, 2003     June 30, 2002    October 14, 1997
                                                               to June 30, 2003

Net loss, as reported       $      (5,982)    $    (58,749)    $     (2,606,184)

Add:  Total stock-based
employee compensation
expense included in loss,
as reported determined
under APB 25, net of
related tax effects                     -                -                    -

Deduct: Total stock-based
employee compensation
expense determined under
fair value based method
for all awards, net of
related tax effects                     -                -                    -

Pro forma loss              $      (5,982)    $    (58,749)    $     (2,606,184)

Loss per common share -
 basic and diluted, as
 reported                   $       (0.01)    $      (0.02)

Loss per common share -
 basic and diluted, pro
 forma                      $       (0.01)    $      (0.02)

4.	RELATED PARTY TRANSACTIONS

During the six-month period ended June 30, 2003, the following related party activities occurred:

1. On April 10, 2003, the Company's principal stockholder entered into a Stock Purchase Agreement ("the Agreement") as described in Note 6 and previous filings.

2. Prior to consummation of the Agreement, the Company paid $6,470 (June 30, 2002 - $33,233) for management and administrative services to the Company's former principal stockholder.

3. The note payable due to the Company's former principal stockholder was assigned to an unrelated third party under the terms of the Agreement. The note is non-interest bearing, unsecured and has no fixed terms of repayment.

4. Under the terms of the Agreement consummated April 10, 2003, the Company's former principal stockholder contributed $6,207 to the Company. The funds were used to settle accounts payable.

5. During the period ended June 30, 2003, the Company entered into a consulting agreement with the Company's former principal stockholder under the terms of the Agreement. The consulting agreement expired June 24, 2003 without any changes being incurred.

5.	COMMON STOCK

Issuance of Common Shares

On April 10, 2003, the Company issued 3,000,000 common shares for proceeds of $25,000 ( Note 6).

           Warrants

During the six-month period ended June 30, 2003, no warrants expired, were exercised,or issued.

 The following warrants were outstanding.

Number                    Exercise                     Expiry
of Shares                   Price                       Date

388,000                     1.00                  December 1, 2003
100,000                     1.00                  December 1, 2003
100,000                     1.00                  December 31,2004




	  Stock options

During the six-month period ended June 30, 2003, no stock options expired, were exercised, or issued. The following stock options were outstanding as of June 30, 2003:

Number                     Exercise        Expiry
of Shares                   Price           Date

20,000                      3.00       July 1, 2003 (Subsequently expired)
20,000                      3.00       January 1, 2004
20,000                      3.00       July 1, 2004
20,000                      3.00       January 1, 2005


6.	STOCK PURCHASE AGREEMENT

As of April 10, 2003, the Company consummated the Agreement with Global Funding Group, Inc. ("Global"), a Utah corporation, and the Company's controlling stockholder. Pursuant to the Agreement, Global purchased 3,000,000 shares of the Company's authorized but unissued shares of common stock for an aggregate purchase price $25,000. In addition, Global purchased all of the Company's common stock owned by the Company's controlling stockholder being 934,330 shares of common stock and 2,500,000 shares of series A preferred stock, for an aggregate purchase price of $1,000. Upon finalization of the Agreement, Global became the Company's controlling shareholder owning approximately 67% of the Company's total common shares issued and outstanding. Subsequent to this Agreement, Landon Barretto resigned as officer and director of the Company. Paul Adams was appointed as president and director of the Company.

        The Agreement required that the Company use the entire $25,000 to settle outstanding payables with any amounts in excess of the $25,000 required to be personally settled by the Company's previous controlling stockholder.

7.         SEGMENTED INFORMATION

The Company operates in one segment, being the indentification and evaluation of opportunities for the acquisition of internet-based businesses, in the United States of America.


ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and notes appearing elsewhere in this report and with "Management Discussion and Analysis or Plan of Operations" presented in the Company's 2002 Annual Report on Form 10-KSB.

INTRODUCTORY NOTE

Certain statements in this section and elsewhere in this quarterly report on Form 10-QSB are forward-looking in nature and relate to the Company's plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "projects," "forecasts," "believes," and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. Such statements are made pursuant to the safe harbor 'provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks and uncertainties and should be viewed with caution. Actual results and experience may differ materially from those expressed or implied by the forward-looking statements as a result of many factors, including, without limitation, those set forth under "Risk Factors" in the Company's most recent annual report on Form 10-KSB. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

OVERVIEW

Griffin Industries, Inc. ("the Company") was incorporated in Maryland on October 14, 1997, to be a venture capital vehicle for investors. As such, the Company was qualified as a business development company under the Investment Company Act of 1940 and voluntarily submitted to the Securities and Exchange Commission's public reporting requirements. As a business development company, the Company was eligible to make investments in qualifying companies and would have earned returns, if any, upon the sale of those investments.

In the summer of 1998, the Company terminated the status of a business development company, and regulation under the Investment Company Act of 1940, due to the Company's intention to acquire 100% of the assets or shares of heavy construction equipment companies.

Due to a downturn in the private and public capital markets in late 1998 and hearly 1999, and in particular in the valuations of heavy construction equipment companies, the Company abandoned the acquisition plan and after conducting extensive research, the Company's board of directors decided to pursue a business plan that called for the acquisition of companies that provide services via the Internet.

Since 2000, the Company has been exploring potential business opportunities to acquire or merge with and has not actively conducted significant operations. Until a suitable acquisition candidate can be found, the Company intends to comply with all SEC reporting requirements in order to maintain its status as a public company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has limited liquidity and capital resources. The Company has no cash and has ceased active operations. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable. In the past, the Company has funded its operations from the sale of common stock and loans from the former controlling stockholder. The Company is currently searching for a business opportunity to acquire or merge with. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

RESULTS OF OPERATIONS

From inception through June 30, 2003, the Company earned interest on cash and cash equivalents balances and a note receivable from the former principal stockholder that totaled $100,359. There has been no other revenue since inception.


Total costs and expenses decreased for the three month period ending June 30, 2003, from $28,779 to $10,742 or 63% from the corresponding prior year period. This decrease was primarily due to reduced operating and acquisition activities during the period.

Professional fees increased for the three month period ending June 30, 2003, from $5,062 to $10,426, or 106% from the corresponding prior year period, primarily as a result of fees having been paid for legal and accounting.

Office and miscellaneous decreased from $23,717 to $316 or 99% from the corresponding prior year period. This is primarily due to the decrease in operations and the discontinuance of services provided by Barretto Pacific Corporation, a company wholly-owned by Landon Barretto, the Company's former principal stockholder.

FUTURE OPERATING RESULTS

The Company's future operating results will be wholly dependent upon the success of the investment and acquisition decisions that the Company will make. As such, no assurance or accurate estimation can be given regarding, such operating results.


CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of deferred tax assets. The Company believes the following critical accounting policies require more significant judgment and estimates used in the preparation of the financial statements.

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

RELATED PARTY TRANSACTIONS

During the six- month period ended June 30, 2003, the following related party activities occurred:

1. On April 10, 2003, the Company's principal stockholder entered into a Stock Purchase Agreement ("the Agreement") as described in Note 6 and previous filings.

2. Prior to consummation of the Agreement, the Company paid $6,470 (June 30, 2002 - $33,233) for management and administrative services to the Company's former principal stockholder.


3. The note payable due to the Company's former principal stockholder was assigned to an unrelated third party under the terms of the Agreement. The note is non-interest bearing,unsecured and has no fixed terms of repayment.

4. Under the terms of the Agreement consummated April 10, 2003, the Company's former principal shareholder contributed $6,207 to the Company. The funds were used to settle accounts payable.

5. During the period ended June 30, 2003, the Company entered into a consulting agreement with the Company's former principal stockholder under the terms of the Agreement. The consulting agreement expired June 24, 2003, without any changes being incurred.


ITEM 3 - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed pursuant to the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated under such Act, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer,as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this quarterly report on Form 10-QSB for the quarter ended
June 30, 2003.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.



PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION


During April 2003, the Company entered into a stock purchase agreement (the "Agreement") with Global Funding Group, Inc. ("Global"), a Utah corporation, and the Company's controlling stockholder. Pursuant to the Agreement, Global purchased 3,000,000 shares of the Company's authorized but unissued shares of common stock for an aggregate purchase price $25,000. In addition, Global purchased all of the Company's common stock owned by the Company's controlling stockholder, being 934,330 shares of common stock and 2,500,000 shares of seriesA preferred stock, for an aggregate purchase price of $1,000. Upon finalization of the Agreement, Global became the Company's controlling stockholder owning approximately 67% of the Company's total common shares issued and outstanding.
Subsequent to this Agreement, Landon Barretto resigned as officer and director of the Company. Paul Adams was appointed as president and director of the Company.

        The Agreement required that the Company use the entire $25,000 to settle outstanding payables with any amounts in excess of the $25,000 required to be personally settled by the Company's controlling stockholder. The Agreement also requires the assignment to a third party of certain amounts due to the controlling stockholder. The Agreement also provides for mutual indemnification of the parties.

ITEM 6 - EXHIBITS AND REPORTS

(a) Exhibits

 	The following exhibits are filed with this report:

31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32. Written Statement of Chief Executive Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Form 8-K

Form 8-K on March 26, 2003 regarding a change in the Company's independent accountant.

Form 8-K on April 8, 2003 regarding a change in control of the Company.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            		         GRIFFIN INDUSTRIES INC.

                				    By: /s/ Paul Adams
                                                           ---------------
                                                            Paul Adams
                                                      Chief Executive Officer


Date: August 21, 2003









































Exhibit 31

SECTION 302 CERTIFICATION

I, Paul Adams, certify that:

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d - 15(f) for the registrant and have:

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

Date:	August 21, 2003


                                                        /S/ Paul Adams
                                                        --------------
                                                            Paul Adams
                                                       Chief Executive Officer
                                                                  and
                                                       Chief Financial Officer




Exhibit 32

SECTION 906 CERTIFICATION

In connection with the quarterly report of Griffin Industries, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities Exchange Commission on the date hereof (the "Report"), I, Paul Adams, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 21, 2003



                                                         /s/ Paul Adams
                                                         --------------
                                                             Paul Adams
                                                       Chief Executive Officer
                                                                and
                                                       Chief Financial Officer