Form 10QSB
period 2003-09-30
GRIFFIN INDUSTRIES INC
filed 2003-11-21
CIK 1049861

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-QSB

Mark One

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2003

Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from ___________ to ___________

Commission File Number: 000-23689

GRIFFIN INDUSTRIES, INC.
(A Development Stage Enterprise)
(Exact name of registrant as specified in its charter)

                              MARYLAND                                                         91-1869317
                   (State or other jurisdiction of                                   (IRS Employer Identification No.)
                     incorporation or organization)

378 North Main, #124; Layton, UT 84041
(Address of principal executive offices)

Registrant's telephone number including area code: (801) 497-9075

4766 Holladay Blvd.; Holladay, Utah; 84117
Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

The number of shares outstanding of the issuer's common stock,
$0.001 par value, as of November 15, 2003 was 6,169,633.

PART I

ITEM 1 - FINANCIAL STATEMENTS.

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

GRIFFIN INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(in US $)

Assets
(Unaudited) September 30, 2003
Current Assets
Deferred tax asset less valuation allowance of $836,890	$ -
Total Current Assets	$ -
Liabilities and Deficiency in Assets
Current Liabilities
Accounts payable and accrued liabilities	$ 12,557
Note payable (Note 4)	28,037

Total Current Liabilities	40,594
Deficiency in Assets
Preferred Stock, (Note 5) 5,000,000 shares authorized, $.001 par value, 2,500,000 shares issued and outstanding	2,500
Common Stock, (Note 5) 50,000,000 shares authorized, $.001 par value, 6,169,633 shares issued and outstanding	6,169
Additional paid-in capital	2,562,746
Deficit accumulated during development stage	(2,612,009)
Total Deficiency in Assets	(40,594)
Total Liabilities and Deficiency in Assets	$ -

See accompanying notes.

GRIFFIN INDUSTRIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
(in US $)

	For the Three Months Ended		For the Nine Months Ended		Period from October 14, 1997 (Inception) to Sept 30, 2003
	September 30, 2003	September 30, 2003	September 30, 2003	September 30, 2003
Expenses
Depreciation expense	$ -	$ -	$ -	$ -	$ 1,590
Directors' fees	-	-	-	-	18,250
Office and miscellaneous	224	15,517	7,101	68,814	1,221,504
Travel and entertainment	-	-	-	-	402,749
Professional fees	5,600	1,706	19,026	7,950	1,082,595
Loss before other income (expenses)	(5,824)	(17,223)	(26,127)	(76,764)	(2,726,688)
Other Income (Expenses)
Investment income	-	-	-	792	100,359
Gain on settlement of accounts payable	-	-	14,728	-	14,728
Reduction to fair value of long-lived asset - computer equipment	-	-	(407)	-	(407)
Net loss before taxes	(5,824)	(17,223)	(11,806)	(75,792)	(2,612,008)
Provision for income taxes	-	-	-	-	-
Net loss	$ (5,824)	$(17,223)	$(11,806)	$(75,792)	$(2,612,008)
Net loss per common share - basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.03)
Weighted average number of common shares outstanding	5,706,797	2,869,633	5,872,966	2,869,633

See accompanying notes.

GRIFFIN INDUSTRIES, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in US $)
	Nine Months Ended		Period from October 14, 1997 (Inception) to September 30, 2003
	September 30, 2003	September 30, 2002
OPERATING ACTIVITIES
Net loss	$ (11,806)	$ (75,972)	$ (2,612,008)
Adjustments to reconcile net loss to cash used in operations:
Accrued interest	-	(792)	(17,285)
Depreciation expense	-	-	1,590
Professional fees paid by issuance of common stock	300	-	300
Gain on settlement of accounts payable	(14,728)	-	(14,728)
Office expenses paid by stock options	-	19,914	186,000
Office expenses paid by principal stockholder	6,470	49,539	115,522

Write off computer equipment	407	-	407
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(11,826)	(659)	27,284
Cash used in operating activities	(31,183)	(7,970)	(2,312,918)
INVESTING ACTIVITIES
Repayment of loan receivable from former principal stockholder	-	7,920	54,800
Purchase of equipment	-	-	(1,997)
Advances on loan receivable from former principal stockholder	-	-	(125,000)
Cash provided by (used in) investing activities	-	7,920	(72,197)
FINANCING ACTIVITIES
Capital contribution from former principal stockholder	6,207	-	6,207
Proceeds from issuance of common and preferred stock	25,000	-	2,378,908
Cash provided by financing activities	31,207	-	2,385,115
Increase (decrease) in cash and cash equivalents	24	(50)	-
Cash and cash equivalents, (checks issued in excess of deposits) beginning of period	(24)	47	-
Cash and cash equivalents (checks issued in excess of deposits), end of period	-	$ (3)	$ -

See accompanying notes.

GRIFFIN INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
(in US $)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by the Company in conformity with generally accepted accounting principles in the United States of America for interim financial statements. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary (consisting of normal recurring accruals) to present fairly the financial information contained therein. These unaudited interim financial statements do not include all disclosures required by generally accepted accounting principals in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2002. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

2. GOING CONCERN AND MANAGEMENT PLANS

These financial statements have been prepared by management on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. However, the Company has incurred significant losses and negative cash flow from operations since its inception and has an accumulated deficit of $2,612,008 at September 30, 2003. A substantial portion of the losses are attributable to efforts in identifying and evaluating acquisition opportunities.

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

	For the Nine Months Ended		Period from October 14, 1997 (Inception) to Sept 30, 2003
	September 30, 2003	September 30, 2002
Net loss, as reported	$ (11,806)	$ (75,972)	$ (2,612,009)
Add: Total stock-based employee compensation expense included in loss, as reported determined under APB 25, net of related tax effects	-	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-	-	-
Pro-forma loss	$ (11,806)	$ (75,972)	$ (2,612,009)
Loss per common share - basic and diluted, as reported	$ (0.01)	$ (0.01)
Loss per common share - basic and diluted, pro-forma	$ (0.01)	$ (0.01)

4. RELATED PARTY TRANSACTIONS

During the nine-month period ended September 30, 2003, the following related party activities occurred:

1. On April 10, 2003, the Company's principal stockholder entered into a Stock Purchase Agreement (the "Agreement") as described in Note 6 and previous filings.

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

5. During the period ended June 30, 2003, the Company entered into a consulting agreement with the Company's former principal stockholder under the terms of the Agreement. The consulting agreement expired June 24, 2003 without any charges being incurred.

5. COMMON STOCK

Issuance of Common Shares

On April 10, 2003, the Company issued 3,000,000 common shares for cash proceeds of $25,000 ( Note 6).

On September 30, 2003, the Company issued 300,000 common shares for professional fees rendered to the Company. These services were valued at $300.

Warrants

During the nine-month period ended September 30, 2003, no warrants expired, were exercised, or issued. The following warrants were outstanding as of September 30, 2003.

Number                          Exercise              Expiry
of Shares                         Price                   Date

388,000                          1.00                  December 1, 2003

100,000                          1.00                  December 1, 2003

100,000                          1.00                  December 31,2004

Stock options

During the nine-month period ended September 30, 2003, 20,000 stock options with an exercise price of $3.00 expired on July 1, 2003. The following stock options were outstanding as of September 30, 2003:

Number                        Exercise               Expiry
of Shares                      Price                    Date

20,000                         3.00                     January 1, 2004

20,000                         3.00                     July 1, 2004

20,000                        3 ..00                    January 1, 2005

6. STOCK PURCHASE AGREEMENT

As of April 10, 2003, the Company consummated the Agreement with Global Funding Group, Inc. ("Global"), a Utah corporation, and the Company's controlling stockholder. Pursuant to the Agreement, Global purchased 3,000,000 shares common stock for an aggregate purchase price $25,000. In addition, Global purchased all of the Company's common stock owned by the Company's controlling stockholder, being 934,330 shares of common stock and 2,500,000 shares of series A preferred stock, for an aggregate purchase price of $1,000. Upon finalization of the Agreement, Global became the Company's controlling shareholder owning approximately 67% of the Company's total common shares issued and outstanding. Subsequent to this Agreement, Landon Barretto resigned as officer and director of the Company. Paul Adams was appointed as president and director of the Company.

The Agreement required that the Company use the entire $25,000 to settle outstanding payables with any amounts in excess of the $25,000 required to be personally settled by the Company's previous controlling stockholder.

7. SEGMENT INFORMATION

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

FORWARD LOOKING STATEMENT

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

OVERVIEW

Griffin Industries, Inc.("the Company") was incorporated in Maryland on October 14, 1997, to be a venture capital vehicle for investors. As such, the Company was qualified as a business development company under the Investment Company Act of 1940 and voluntarily submitted to the Securities and Exchange Commission's public reporting requirements. As a business development company, the Company was eligible to make investments in qualifying companies and would have earned returns, if any, upon the sale of those investments.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has limited liquidity and capital resources. The Company has no cash and has ceased active operations. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable during the next twelve months. In the past, the Company has funded its operations from the sale of common stock and loans from the former controlling stockholder. The Company is currently searching for a business opportunity to acquire or merge with. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

RESULTS OF OPERATIONS

From inception through December 31, 2002, the Company earned interest on cash and cash equivalents balances and a note receivable from the former principal stockholder that totaled $100,359. There has been no other revenue since inception.

Total costs and expenses decreased for the three-month period ending September 30, 2003, from $17,223 to $5,824 or 66% from the corresponding prior year period. This decrease was primarily due to reduced operating and acquisition activities during the period.

Professional fees increased for the three-month period ending September 30, 2003, from $1,706 to $5,600, or 90% from the corresponding prior year period, primarily as a result of fees having been paid for legal and accounting services.

Office and miscellaneous decreased from $15,517 to $224 or 99% from the corresponding prior year period. This is primarily due to the decrease in operations and the discontinuance of services provided from Barretto Pacific Corporation, a company wholly-owned by Landon Barretto, the Company's former principal stockholder.

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

RELATED PARTY TRANSACTIONS

During the nine-month period ended September 30, 2003, the following related party activities occurred:

1. On April 10, 2003, the Company's principal stockholder entered into a Stock Purchase Agreement (the "Agreement") as described in Note 6 and previous filings.

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

ISSUANCES OF COMMON STOCK

During the three-month period ended September 2003, 300,000 shares of common stock of the Company were issued at a value of $.001 per share in exchange for $300 of services provided by the president of the Company.

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

Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls over financial reporting and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls over financial reporting and procedures are effective in connection with the filing of this quarterly report on Form 10-QSB for the quarter ended September 30, 2003.

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls over financial reporting that would require corrective action.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES

During the three month period ended September 2003, 300,000 shares of common stock of the Company were issued at a value of $.001 per share in exchange for $300 of services provided by the president of the Company.

This issuance was exempt from registration as a private issuer transaction pursuant to Section 4(2) of the Securities Act of 1933.

As a result of this issuance, the total outstanding shares of common stock increased from 5,869,633 at the beginning of the quarter to 6,169,633 total outstanding and issued at the end of the quarter. There were no changes to the outstanding preferred shares.

ITEM 5 - OTHER INFORMATION

During April 2003, the Company entered into a stock purchase agreement (the "Agreement") with Global Funding Group, Inc. ("Global"), a Utah corporation, and the Company's controlling stockholder. Pursuant to the Agreement, Global purchased 3,000,000 shares of the Company's authorized but unissued shares of common stock for an aggregate purchase price $25,000. In addition, Global purchased all of the Company's common stock owned by the Company's controlling stockholder, being 934,330 shares of common stock and 2,500,000 shares of series A preferred stock, for an aggregate purchase price of $1,000. Upon finalization of the Agreement, Global became the Company's controlling stockholder owning approximately 67% of the Company's total common shares issued and outstanding. Subsequent to this Agreement, Landon Berretto resigned as officer and director of the Company. Paul Adams was appointed as president and director of the Company.

The Agreement required that the Company use the entire $25,000 to settle outstanding payables with any amounts in excess of the $25,000 required to be personally settled by the Company's controlling stockholder. The Agreement also requires the assignment to a third party of certain amounts due to the controlling stockholder. The Agreement also provides for mutual indemnification of the parties.

Subsequent to September 30, 2003, the Board is seeking authority to effectuate a 30 to 1 reverse split and to change the name of the company to a name to be selected at a later date. A shareholders meeting is scheduled for November 25, 2003.

TEM 6 - EXHIBITS AND REPORTS

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

The following reports have been filed on Form 8-K during the nine months ending September 30, 2003:

Form 8-K on March 26, 2003 regarding a change in the Company's independent accountant.

Form 8-K on April 8, 2003 regarding a change in control of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRIFFIN INDUSTRIES INC.

By: /s/
Paul Adams
Chief Executive Officer

Date: November 19 , 2003

Exhibit 31

SECTION 302 CERTIFICATION

I, Paul Adams, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Griffin Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 12a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures or caused such controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluations; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls over financial reporting; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: November 19, 2003

/S/
Paul Adams
Chief Executive Officer and Chief Financial Officer

Exhibit 32

SECTION 906 CERTIFICATION

In connection with the quarterly report of Griffin Industries, Inc. (the "Company") on Form 10-QSB for the period ended September 30 , 2003, as filed with the Securities Exchange Commission on the date hereof (the "Report"), I, Paul Adams, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 19 , 2003

/s/
Paul Adams
Chief Executive Officer and Chief Financial Officer