Form 10KSB
period 2003-12-31
PERFISANS HOLDINGS INC
filed 2004-03-30
CIK 1049861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------

(Mark One)

[X] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2003.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to______________

                          Commission File No. 000-27773

                            PERFISANS HOLDINGS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)



              Maryland                                 91-1869317
              --------                                 ----------
     (State or other jurisdiction                  (I.R.S. Employer
          of Incorporation)                       Identification No.)

                4118 14TH AVE., UNIT #4, MARKHAM, ONTARIO L3R 0J6


                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (905) 943-9996
                                                     --------------


Securities registered pursuant to Section 12(b) of the Act:

  Title of each Class                  Name of each Exchange on which Registered
  -------------------                  -----------------------------------------
     Not Applicable                    None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                              --      --
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. Yes      No X
                                   --      --
         The issuer's net sales for the most recent fiscal year were $0.

         The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on March 29, 2004 was approximately $20,787,959.

         As of March 30, 2004 there were 35,326,833 shares of common stock, par value $0.001 per share, outstanding.

                                TABLE OF CONTENTS
                                -----------------

                                                                                                               Page
                                                                                                               ----
PART I........................................................................................................... 1

         Item 1.  Business....................................................................................... 1

         Item 2.  Properties.......................................................................................

         Item 3.  Legal Proceedings................................................................................

         Item 4.  Submission of Matters to a Vote of Security Holders..............................................


PART II............................................................................................................


         Item 5.  Market for Registrant's  Common Stock and Related Stockholder Matters............................

         Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations............

         Item 7.  Financial Statements....................................................................F-1 to F-

         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............

         Item 8A. Controls and Procedures..........................................................................


PART III...........................................................................................................


         Item 9.  Directors and Executive Officers of the Registrant...............................................

         Item 10. Executive Compensation...........................................................................

         Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...........................................................................

         Item 12. Certain Relationships and Related Transactions...................................................

         Item 13. Exhibits and Reports on Form 8-K.................................................................

         Item 14. Principal Accountant Fees and Services...........................................................

                                     PART I

ITEM 1. BUSINESS


COMPANY HISTORY

We were incorporated in the State of Maryland on October 14, 1997 under the name Griffin Industries, Inc. We had no operations prior to the acquisition of Perfisans Networks Corporation. On December 3, 2003, we amended our Articles of Incorporation to change our name to Perfisans Holdings, Inc.

Prior to the acquisition, Global Funding Corp. was our controlling shareholder and Paul Adams was our sole officer and director.

THE PERFISANS ACQUISITION

On December 26, 2003, we acquired all of the capital stock of Perfisans Networks Corporation, an Ontario corporation. As a result of the acquisition, Perfisans Networks Corporation became a wholly owned subsidiary of ours.

In connection with the acquisition, we issued an aggregate of 32,942,967 shares of our common stock and 5,627,493 warrants to purchase our common stock to the shareholders of Perfisans Networks Corporation in exchange for all the issued shares of Perfisans Networks Corporation. In connection with the acquisition, Perfisans Networks Corporation also paid an aggregate of $200,000 in cash which was used to pay off all of the outstanding obligations of Perfisans Holdings. In exchange, for such payment shareholders of Perfisans Networks Corporation were issued an additional 2,468,866 shares of our common stock which was distributed to Perfisans Networks' pre-acquisition stockholders. Immediately following the acquisition, the shareholders of Perfisans Networks owned approximately 95% of our common stock. There were no other control persons prior to the acquisition. The terms of the transaction were established by arms-length negotiations between Perfisans Holdings, Inc., Global and Perfisans Networks Corporation. Global was 100% owned by Landon Barretto.

We own 100% of the capital stock of Perfisans Networks Corporation, through which all of our operations are conducted. Perfisans is a technology company focused on the development of cost effective, high performance network processing and storage chips.

THE TECHNOLOGY AND COMMUNICATIONS SYSTEMS ARE THE FOCUS OF PERFISANS' PRODUCT MARKETING.

World commerce, government, scientific, military and other activities today rely on the rapid, reliable and accurate transfer of business information, scientific data, and correspondence between individuals and organizations. This sharing and transfer of data and other information occurs locally within organizations, between groups of organizations, within communities and countries, and internationally around the world. This sharing and transfer of information is done by means of internal and external systems known as networks. A network within an organization is typically known as a Local Area Network (LAN), or an Intranet, and an external network between organizations is generally referred to as a Wide Area Network (WAN). Similarly, a network operating in a city or other such community is often referred to as a Metropolitan Area Network, or MAN. The term Extranet is also used to denote networks used by companies to communicate with suppliers and customers. The data and other information are transmitted within and between these networks. In this explanation, the term "data" is used to denote business information, scientific data and correspondence.

To enable this sharing of information within a LAN, an agreed language or convention or "standard" must be used so that the various computer systems can effectively communicate with each other. One commonly used such standard is known as "Ethernet", which has become the de-facto LAN standard.

The rate, or speed, at which data is transferred, is a critical factor in determining the efficiency of the network. The data transfer speed is expressed in terms of the number of millions of bits of data, which are transferred per second, or "Mega bits per second". This is abbreviated to "Mbps". Typical speeds encountered are 10 Mbps and100 Mbps, with "10/100Mbps" being the common acronym. To meet the demand for faster data throughput, a speed of 1000Mbps is now targeted in the networking industry. 1000Mpbs is also known as "Gigabit".

A network is basically a system comprising several computers which are connected either directly by cables or wireless, and through local, national and international telephone networks. A widely known communication system is the "Internet", or "World Wide Web."

Communication between these computer systems is accomplished using devices and systems known as Network Interface Devices or Systems. Typically these Network Interfaces take the form of a printed circuit board known as a Network Interface Card (NIC). NICs are typically installed in personal computers, "routers" and "servers".

As the name implies, a "router" is a device which directs, or routes, information across a network to the desired end location. A "server" is generally a powerful computer which, together with the interconnecting cables, telephone systems, etc., form the framework - or "backbone" - of networks.

To ensure that data is transferred across networks and delivered to the correct end location, and with no errors in the information, it is necessary to process and manipulate the data in a complex way. This data processing and manipulation involves the adherence to internationally adopted rules, or "Protocols". These are typically referred to as the "Transmission Control Protocol" and the "Internet Protocol", which are generally abbreviated to the acronym "TCP/IP". The TCP/IP process requires that the data be split up into small groups of data called "packets", to which are added a considerable amount of "overhead" data which is used to ensure the correct routing of the data across the networks.

The addition of the TCP/IP data is known as "overhead", since it results in an additional burden on the processors in the network components. The actual data that is desired to be transferred is known as "payload".

With the growth of globalization and the advance of developing countries, etc., it is generally recognized that the amount of such data and other information that is being sent locally, nationally and around the world is continually growing, and in turn requires the continual enhancement of both the computer systems involved and the NIC technology. Management believes that it is this ongoing need for the enhancement of the NIC technology that presents growing business opportunities for the application and use of Perfisans Networks technology and products.

The quality and efficiency of the technology utilized in such NICs is critical to the successful, rapid and reliable sharing and transmitting of data. Perfisans Networks technology and devices are designed to satisfy this need for reliable and fast data sharing. Perfisans delivers its technology in what Management believes to be a cost effective solution embodied in silicon chips, or semiconductors.

The rate, or speed, at which data is transferred across networks, is critical since the growth of business and other activity results in an ever-increasing amount of data being transferred. In turn, the ability of the various computer, router and server components, that make up the networks, to "keep up" with this increasing traffic (also referred to as "bandwidth") in data is being stretched to the limits of the technology used in these various network component systems. This results in "bottlenecks" within the networks which ultimately slows down the transfer of data.

This situation is further aggravated by the burden, referred to above, of managing the "TCP/IP overhead" in the data stream, which accounts for a large portion of the processing power available.

The need therefore arises for NIC technology which can alleviate this problem by eliminating the bottlenecks.

To meet this ongoing demand for leading edge NIC technology, Perfisans has designed a Gigabit Ethernet solution which significantly reduces the need for the network processors to devote a large portion of their processing power to managing the TCP/IP overhead. This is known as "TCP/IP Off-Load", and the Perfisans chip is therefore known as a "TCP/IP Off-Load Engine", or "TOE".

The markets for Perfisans' TOE devices are therefore all users of NIC cards, which includes manufacturers of laptop and desktop computers, routers, servers, Storage Area Networks (SAN). LAN, MAN, and WAN systems. An important additional market segment is the Small Business Home Office sector, known as "SOHO", which includes individual consumers. Perfisans will address all of these markets with competitively priced products.

In addition to NIC cards, Perfisans chips will be installed directly on motherboards in desktop and laptop computers, thereby conserving space where it is at a premium, and in "host bus adapters". The "host" is the computer in which the NIC or Perfisans chip is installed, and incorporates the processor (CPU) which normally has the job of managing the entire data packet.

Management believes that computer networking is a growing segment of the Information Technology (IT) industry. Although PC networking began to be used widely in the 1980s with the rise of client/server computing, a number of recent trends have greatly accelerated their adoption and expansion. As firms try to enhance efficiency and worker productivity to remain competitive, they are increasing their use of Intranets for shared applications and internal files, Extranets to connect to external suppliers and customers, and the Internet. In addition, the growing number of network users and the increasing average size of electronic files sent through them require networks with greater speed and bandwidth, driving users to upgrade or expand their networking technologies.

Management believes that the current drive presents an opportunity for Perfisans to meet the demand for optimized network solutions by developing a family of products (chips) to address the Storage Area Network (SAN), LAN, MAN, and WAN. Management intends to use marketing strategies and tactics based on Perfisans capabilities and benefits to develop and maintain strong, sustainable competitive positions in the Consumers, SOHO, and Enterprise markets.

A key component of our marketing strategy will be the development of partnerships with industry leading OEMs (original equipment manufacturers) and non-competing chipmakers, in order to gain exposure to maximum market share in the shortest possible time.

Our TOE technology alleviates the growing bottleneck experienced by networks and significantly increases the data throughput speed in increasingly complex network applications in video-over-internet protocol, voice-over-internet protocol, SOHO applications and storage networking.

Perfisans TOE technology provides the additional benefits of (a) conserving space in PCs by inserting our network chip in the "motherboard", and (b) avoiding the cost of replacing or rebuilding existing network infrastructure due to our TOE chip's backward compatibility with 10/100Mbps systems.

Perfisans has developed an additional technology, the System Network Accelerator
(SNA). Our SNA provides a carefully balanced hardware and software implementation, partitioning and filtering of different network information, in a system where different network situations are handled by different paths in the chip architecture.

We are in the process of registering a patent on our SNA technology, and intend to market this leading edge technology to the niche market created through the rapid expansion of networking standards to Gigabit Ethernet technology. We anticipate initial strong success in bringing this solution to market as a result of the development of solid relationships with various OEM groups and non-competing chipmakers in the Far East.

INDUSTRY OVERVIEW

         o Our Management estimates that the Gigabit Ethernet market has been projected to grow to a multi- billion dollar market by 2004, by the industry.

         o We believe that success in the semiconductor industry goes to the company which succeeds in being the first to market. Prime examples are ATI Technologies in the graphic chips market and Genesis Microchip in the flat panel display market. Our first product is presently under pre-production (Beta) testing and Management anticipates shipping the product in the 2nd quarter of 2004.

         o We are targeting the SOHO market with our microchip and "Internet Small Computer Systems Interface" (iSCSI) products, particularly in the storage-networking segment, which is characterized by high volume, low cost semiconductor solutions. (iSCSI interfaces are an important component in current network interfaces for small computers.)

Ethernet based communications is the de-facto technology for Local Area Networks
(LAN) today. Ethernet was initially designed when networking speeds were much slower, and when host system Central Processing Unit (CPU) resources were considered more than ample. However, the inexorable rise in network throughput to today's Gigabit levels has not been accompanied by commensurate increases in host CPU resources. This scenario has created a serious and growing bottleneck in networks, with a consequent poor overall network performance.

Processing network traffic overhead can now consume 80% of the CPU resources, thus leaving few resources for applications processing and sharply limiting network performance, speed, and scalability. As Internet applications continue consuming more CPU resources, such as in the case of popular applications such as File Transfer, Rich Media Streaming, Voice over Internet Protocol (VOIP), Video over IP, Storage Networking and Content Delivery Network, there will be an increasing need to off-load the processing of the TCP/IP protocol from the host CPU. As previously explained, the main reason for network bottlenecks is that the need for the host computer to process the TCP/IP overhead, in addition to processing the data payload, significantly slows down the effective network speed.

The Technical Solution

As previously explained, Perfisans Gigabit Ethernet TOE products, embedded in the Network Interface Card (NIC) will yield significant increases in data throughput. Our high-performance hardware chip solution significantly reduces drag on the network speed by freeing up the host computer processor to concentrate on processing the payload data. Management believes that our TOE chip solutions will compare favourably with other implementations in terms of price and performance. In addition, Perfisans TOE chip's backward compatibility with older 10/100 Mbps network systems will obviate the need for the operator to invest in costly system upgrades or replacements.

The benefits accrued in breaking the bottleneck caused by TCP/IP processing in the host system lies in gaining the benefits of higher performance networking applications. This not only immediately benefits current server and desktop Gigabit Ethernet applications, but accelerates the two paradigm shifts in modern computing: (a) networked storage and (b) client/server-based computing. Management believes that as network throughputs further outpace processor speeds, the advantages of TOE will become even more indispensable as these trends accelerate.

Sharing of online information, data, and resources among multiple devices at home and in offices is becoming increasingly important. Internet use by home and small businesses has increased dramatically over the past several years, and analysts expect it to expand rapidly in the future as more consumers are able to access the Internet at broadband speeds. As networking grows in popularity, Ethernet network link speeds have been increasing.

The growth of Ethernet data throughput from 10 Mbit/sec to 10 Gbit/sec has surpassed the increase in microprocessor performance in mainstream servers and central processing units (CPU) incorporated in the computer systems. The growth in the ready supply of network bandwidth and the proliferation of high performance fibre has resulted in Internet traffic that is increasingly dominated by rich-media content. Graphic intensive applications such as video-email, video conferencing, online presentations and desktop delivery of movies over the Internet, have become the norm.

Management sees no signs that this growth in network data throughput and storage is declining. Management believes that the rapidly pressing need to alleviate the bottleneck caused by weak host CPU being thus increasingly burdened with both processing the ever faster payload transfer speeds, as well as the TCP/IP protocol, presents a growth business opportunity to Perfisans.

STORAGE NETWORKING BASICS

As described above, current trends show that there are significant and continuing opportunities in the network data processing and storage industry. The necessity to process and store this growing amount of data securely is of critical concern, particularly for small businesses, home consumers, corporations and other organizations that all require more effective and efficient ways to transfer, store and maintain this information. Management believes that the marketplace demands simple, affordable storage in order to manage and store the burgeoning amount of data. This demand will shape the way data storage is handled in the future as more and more information is passed between users across Global networks such as the Internet, and Local and Wide Area Networks.

There are currently three main choices for storing information in the computing industry:

         DIRECT ATTACHED STORAGE (DAS) consists of a disk drive attached directly to a server. Information is transferred using small computer system interface (SCSI) commands that allow the computer and hard drive to communicate. Although effective, there are limitations to using DAS, including high management costs, distance limitations, and limited scalability. Furthermore, in order to increase storage capacity, more servers must be purchased and, due to the limitations of SCSI (network interfaces for small computers) devices, DAS must be located within 12 meters of the server.

         NETWORK ATTACHED STORAGE (NAS) is a file-based storage architecture with resources attached directly to the Local Area Network (LAN), this gives it tremendous flexibility. In order to store data, the information is transmitted over the network. The increased network traffic is a drawback as it can burden and degrade the performance of the LAN and scalability is therefore limited. This storage method is less expensive as storage management can be performed using existing information technology (IT) staff with minimal training in storage management.

         STORAGE AREA NETWORKS (SAN) are dedicated networks that connect servers to storage devices. This system allows the transport of data storage traffic without burdening the enterprise LAN. Several factors make SAN's attractive including performance, reliability, availability, scalability and ease of management. Typically, Fibre Channel is used for SAN networks, and this has results in very high implementation and maintenance costs. In addition, Fibre channel storage networks (FC-SAN) are also extremely difficult to install and maintain, due to the limited expertise of existing IT staff.

EMERGENCE OF THE INTERNET PROTOCOL STORAGE AREA NETWORK (IP-SAN):

As previously mentioned, internet-related data (personal, business and commercial), which is typically multimedia, can potentially overwhelm existing storage backup systems. This has led to a rapidly emerging technology solution - INTERNET PROTOCOL-STORAGE AREA NETWORK (IP-SAN).

INTERNET PROTOCOL-STORAGE AREA NETWORK (IP-SAN):

The aim here is to "universalize" storage networking by getting both message/file and storage I/O (input/output) onto an Ethernet/IP network and ultimately "converging" networking and storage architectures. Ethernet has become the most popular networking protocol as it is inexpensive and offers simple and quick implementation.

IP-based  storage  networking  will simplify the  management  of, and reduce the total cost of, ownership, specifically by utilizing existing network administrators to manage both the local area network (LAN) and storage area networks (SAN). In IP-based network storage solutions, an Internet Small Computer System Interface (iSCSI) network interface card (commonly known as Host Bus Adapter) or network interface card (NIC) connects the storage resources over Ethernet. Core transport layers can then be managed using existing network management applications. This simple, yet powerful technology can help provide a high-speed, low-cost, long distance storage solution. (The TCP/IP data in the data packet previously referred to is basically arranged in a series of standard positions in the packet, called "layers". The layer referred to in this case is the position which deals with the transport of the data across the network.)

Users of Internet Protocol Storage Area Network (IP-SAN):

Internet Protocol Storage Area Networks are most suitable for organizations with a need for streaming data, or which require large amounts of data to be stored and/or transmitted over the network. These include:

         o        Internet   Service   Providers   (ISPs)  and  Storage  Service
                  Providers (SSP)
         o Organizations that need remote data replication and disaster recovery
         o Geographically distributed organizations that require access to the same data on a real time basis; and o Businesses and institutions with limited IT resources, infrastructure and budget.

THE PERFISANS SOLUTION:

PERFISANS' GIGABIT + TOE SOLUTION:

We have  developed  a series  of low  cost,  high  performance  and high  volume
semiconductor   Application   Specific  Integrated  Circuits  (ASIC)  to  handle
offloading of the TCP/IP processing from the CPU.

Perfisans Gigabit + TOE products will contribute to the trend to replace existing, slower 10/100 Mbps network interface cards with faster cards with technology that facilitates data transfer speeds up to 10Gbps. These chips utilize the TOE technology to produce higher transfer speeds across networks using existing NIC architecture. Management believes that these chips will greatly address the needs of the emerging IP-SAN market and offer significant enhancements to the Gigabit Ethernet market.

We have identified three market segments with potential need for our chips:

         o        Consumer
         o        Small Office Home Office (SOHO)
         o        Enterprise (large organizations networking) Market.

We will initially release two products, embodying our core technology coupled with rich feature sets, to meet the needs of these specific market segments.

Consumer Market
---------------

This market is characterized by customers who seek low cost, high performance network solutions for applications such as file and Internet sharing. Small and personal computers have evolved to powerful tools which encourage the sharing of data with other computer users over networks and the Internet. This activity requires reliable, fast and affordable network interfaces.

Soho Market
-----------

Our initial products will be primarily targeted at the SOHO market. Management feels that this market will present a relatively low cost of entry for Perfisans while offering significant and continuing profitable business potential. Furthermore, Management believes that this market is presently not addressed by other companies in the Gigabit Ethernet TOE market.

Enterprise Market:
------------------

In this market, the end users are large corporations with unique needs. Management believes that to successfully penetrate the Enterprise market, reputation, brand name identity, and high product quality assurance are important factors in creating alliances and establishing a market presence. Management believes that Perfisans is well positioned to deliver these corporate attributes, however the revenue ramp up in this section is expected to take longer than in the SOHO market. Enterprise market customers typically seek products that can be integrated with their development environment and provide them with capabilities that:

         o        Improve the productivity of the development process;
         o        Improve the performance of overall systems; and
         o        Have short learning curves and improved cycle time.

Perfisans Technology
--------------------

Perfisans' core technology and feature sets yield what Management believes to be a powerful market leading edge while providing our customers with significant benefits. These features and benefits may be summarized as follows:

         o Better Performance - Initial shipment of the 1Gbit/sec in 2004 followed by 10Gbit/sec.

         o Innovative chip architecture that provides the customer with considerable design flexibility, rapid product development cycles and fast times to market.

         o Significant increase in data access speeds by our advanced data path architectures delivers:

                  o High performance data path optimization and protocol engine, with software design flexibility.
                  o System On Chip methodology to ensure fastest Time-to-Market and scalability.
                  o        Architecture structured to support up to 160Gbit/sec.

         o Architecture suitable for TCP/IP off-load, iSCSI and other network protocols.

         o Optimized hardware performs software algorithm in minimum number of clock cycles.

         o        No programming is required:

                  o        Reduces the customer's product development cycle

         o        No  learning  curve  to  work  with  different  processors:
                  o        Compatibility   with  any  processor  means  ease  of
                           customer design.

         o        Straightforward and efficient use of accelerator:
                  o        No special techniques required

         o        True wire speed:
                  o        Yields maximum use of wire bandwidth.

         o        True multiple processing:
                  o        No holes, no stall throughout the data path

         o No data replication or copying during the data processing cycle.

         o Industry leader foundry partnership yields reliable and low cost production.

Our mission is to deliver significant value to our customers by constantly maintaining clear product and market differentiators, which, in turn, enable our customers to achieve and hold dominance in their respective markets:

o        Return on Investment

         Most organizations are using Generic Network Processors to build their networking solutions. At best, this can only be a temporary solution as it carries an expensive price tag with over-committed performance demands, large footprint, high power consumption and low volume production. Our Storage Network Architecture (SNA) adopts a cost-effective, high performance well balanced hardware and software approach. SNA will offload most or all-critical functions from the CPU to deliver a full wire-speed solution. SNA supports up to 160 Gbits/sec.

o        Flexibility and Efficiency

         The System-On-Chip methodology of SNA allows for significant flexibility in its use. All of our products can be easily extended to other market segments such as wireless, optical networks, consumer electronics, etc.

o        Equipment Costs

         Maximizing the life cycle of equipment is very important as it means less capital expenditure on new, expensive hardware. When addressing the issue of speed, companies tend to adopt the simplest, yet most expensive solution - upgrade the hardware. Our SNA provides a solution wherein it co-exists with existing hardware but greatly improves performance, at a significantly lower cost.

o        Development Cycle

         Development of software applications using Network Processor Units requires large development efforts and a long learning curve. Since no software programming is required, customer's development cycle can be greatly reduced using our technology, which translates into reduced product development costs and time for the customer.

RESEARCH AND DEVELOPMENT
------------------------

We have spent $1,664,319 in 2002 and $714,521 in 2003 on research and development activities. These expenses are expected to be 100% borne directly by customers. These costs will be built into the selling price of products.

The following table summarized the major expenses:


                                                         2002           2003
                                                       --------       --------

R&D Salary                                              685,237        510,489

Components                                               18,727         19,533

IP & IP Maintanence                                     270,233         19,533

Non Recurring Engineering Charges                       384,389          1,058

Sub-Contractor Fee                                      305,732        163,908
------------------                                    ---------       --------
                                                      1,664,319        714,521
                                                      =========       ========

INTELLECTUAL PROPERTY
---------------------

Perfisans Networks Corporation's SNA (Storage Network Accelerator) Technology effectively addresses the network- processing bottleneck by processing the network protocol, including TCP/IP and iSCSI in the Perfisans chip, thereby sharply reducing host processor overhead. The technology is implemented by using a carefully balanced hardware and software implementation, partition and filtering of different network information. Different network situations are handled by different paths in the architecture. This approach is unique to Perfisans and Management has filed a patent application covering this technology. There can be no assurance that such patents and trademarks will be granted or if granted that they will successfully protect our proprietary technology and trade secrets. For branding purposes, our management intends to trademark Perfisans' logo.

COMPETITION
-----------

The market for TCP/IP Offload engine products is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and competitive pricing. As this is an emerging market, management expects our competitive pressure to come from both start-ups and traditional network component vendors. Although the Network Processor Units (NPU) segment presently contains numerous start-ups, management believes that it has a wide enough head start to gain and hold 'mind share' and market share in this segment of the Network Processor Units arena. This is critical in the computing industry as Management believes that the company that launches its product first can easily capture a significant market share.

Some of our competitors have positioned their products at the low end of the industry. This portion of the industry has the characteristics of a commodity market with minimal product performance, low and unpredictable average selling prices (ASPs), continual price pressure and consequent unpredictable gross margins. We had positioned our products at the high end of the industry with high guaranteed performance levels, in order to attract higher and more predictable ASPs and gross margins.

In comparison to our primary competitors, Management believes that Perfisans possesses key competitive advantages, and that Perfisans strength lies in its ability to deliver highly integrated, and fully featured products, and in-depth support to our customers through their entire product development cycle in a partnership business relationship. This approach will ensure rapid times to market for our customers, while also enabling us to secure the edge in capturing new customer business ahead of our competition, and the potential to win repeat volume business at predictable and high ASPs and gross margins. We will employ this partnership business model to capture an increasing share of the strategic Original Equipment Manufacturers (OEMs) who serve the key SOHO and home networking markets. Management believes that other competitors in the TOE/Storage network processor market are primarily targeting the enterprise market.

Sustainable Competitive Advantage

We have designed our initial portfolio of products (SNA1020A and SNA3010) with what Management believes to be strong sustainable competitive advantages, including:

o        Superior performance and design

         The SNA architecture delivers high performance data path optimization and a protocol engine with software flexibility and true wire speed delivery that maximizes the utilization of the wire bandwidth. There is no data replication or copying during data processing so data transfer speed is optimized. It easily scales to 10 Gbps and beyond through straightforward semiconductor process scaling.

o        Cost leadership and price competitiveness

         Management has taken a comparative look at the products offered by our competitors and believes that our products have the best price/performance and are the most price competitive solutions in the entire TOE and iSCSI market. Our competitors charge around $199 for the TOE, while the iSCSI is priced at $399 in volume. Our initial product will attract volume business at prices below $50. Our cost structure will continue to yield good margins even as the ASP trends down, in the normal pattern of the semiconductor industry, to prices in the area of $10.00. Management believes that this enables us to secure increasing market share with healthy gross margins through the entire product life/ASP cycle.

 o       Higher overall ROI for customers

         Customers using our products will benefit from fast times to market as a result of:

         o        Significantly reduced product development cycles due to:
                  o        The simplicity of our hardware design,
                  o The absence of a need for software programming, which translates into a much reduced development cycle.
                  o Perfisans' System On Chip (SoC) methodology providing scalability.

         o        Perfisans   commitment  to  in-depth  design  and  application
                  support throughout the customer's product development cycle.

PRODUCTS & SERVICES
-------------------

1.       Product 1 - NIC TOE  Accelerator Chip - SNA1020A:

We anticipate releasing the first of its line of chips that offers TOE functionality, the SNA1020A chip, in the 2nd quarter of 2004.

The NIC TOE Accelerator Chip is designed to address the TCP/IP off-load requirements on both the host and target side of Internet Protocol (IP) storage networks, including Network Attached Storage (NAS). The chip consists of an IP protocol engine and a TCP protocol engine to handle the TCP/IP stacks in both hardware and embedded microprocessor cores. Some key attributes of the SNA1020A chip are:

         o The ability to accelerates network applications like file serving and back up;
         o The ability to lower response time and increase throughput of network attached storage (NAS) boxes;
         o The ability to accelerate network oriented CPU-intensive applications; and
         o        A faster, most robust design

An application programming interface (API) is provided in this product to allow customized transport protocols and other applications, including internet Small Computer System Interface (iSCSI), Storage over Internet Protocol, virtual interface, Internet Protocol Security (IPSEC), Virtual Private Network (VPN), Voice over Internet Protocol, content classification, streaming media, or web caches.

2. Product 2 - SNA 1000:

This low cost, single chip Gigabit network interface chip with TOE will be targeted to replace existing 10/100 Mbit products. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the consumer market. This product is scheduled for release in the 2nd quarter of 2004.

3. Product 3 - SNA 1010:

This is a further integration of the Ethernet Physical Layer with the low cost, single chip TOE Gigabit network interface chip. It will also be targeted for low cost consumer products. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the consumer market. This product is scheduled for release in the 4th quarter of 2004.

Product 4 - iSCSI Protocol Accelerator Chip - SNA3010:

There is a growing movement toward the use of Internet Protocol (IP) for Storage Area Networks (SAN) as it addresses several challenges faced by companies operating SANs over Fibre Channel, including the issue of distance limitations. Management believes that the primary factor in the increasing demand for IP-SANs is that most enterprise customers, particularly SOHO and consumers, do not have the in-house expertise in Fibre Channel to construct, deploy, and maintain an FC-SAN. With IP in common use in corporate communications networks and interconnected systems, Management believes that the talent to operate an IP-SAN is either already on-site or easily accessible.

Management believes that the SNA 3010 is uniquely suited for the emerging IP-SAN market. The product also includes TOE functionality. It is targeted to the Internet Protocol (IP) Storage convergence market and provides a flexible, scalable, and high performance solution to the emerging iSCSI standard.

Key attributes of the SNA3010 chip which will contribute to improved bottom line performance for operators include:

         o Accelerated traffic between the SCSI storage device and the internet,and
         o Introduction of a new breed of iSCSI target storage box that offers comparable performance at a significantly lower price than the current Fibre channel storage box.

MARKETING & SALES
-----------------

Sales and Marketing will be primarily split between North America and Asia, with attention also being given to design houses in Europe. Our strategy will be to employ a mix of direct sales, commissioned manufacturer's agents, and distributors, as dictated by local market conditions. We are developing partnership relationships with potential customers in the industry. The following is a brief description of some of Perfisans' anticipated key customers in Taiwan and the United States. Although Management believes that these customers are a small representation of Perfisans' potential customer base, they are typical of customers in this industry:

         o Taiwan: Accton Technology group, Davicom Semiconductor Inc., E-Com Technology group

         o China: OPEC-Electronics Beijing, Ordbita, Topone InformationTechnology Co. Ltd., Zhejing Orient Fibersense Photonics Co. Ltd., Chengdu ZHZY Information Technology Co. Ltd.

         o        Korea: Ace International Corp.

         o        Hong Kong: Advent Technology Limited

         o        Canada: DLink Canada

Perfisans has chosen Taiwanese manufacturers to be the first target customer base for the following reasons:

         o Perfisans already enjoys existing strong business connections in this location.

         o        These  companies,   and  Taiwan  companies  in  general,  will
                  typically benefit from and welcome our superior IC design expertise, and are prone to rapid adoption of new and better performing products.

         o The economic slowdown in North America has caused us to direct immediate attention to penetrating the Taiwanese market by leveraging the extensive experience and connection of our management team.

As a component supplier to Network Infrastructure companies, it is important to develop strategic relationships with these companies. While we have not generated any sales to date, Management believes that the industry contacts available through our Management will bring a great deal of credibility to the entire organization, and will facilitate and expedite the forging of strong strategic alliances. The wider focus of the company is to target strategic original equipment manufacturers (OEMs) in the United States, Europe and Asia.

Employees
---------

As of December 31, 2003, we had 20 full-time employees.

ITEM 2.   PROPERTIES

Our headquarters are located at 4118 14th Ave., Unit #4, Markham, Ontario L3R 0J6, in 17,000 square feet of office space leased from an unrelated party. Current rentals are $16,000 per month and the lease expires in July 2009.

ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property. We are not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us or our subsidiaries, or has an interest in any proceeding which is adverse to us or our subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 25, 2003, we held a Special Meeting of our Shareholders at which those shareholders: (i) approved a proposal to authorize our board of directors to effectuate a reverse split of our shares of our common stock on a one for thirty (1-30) basis, and (ii) approved a proposal to authorize our board of directors to change the name of our company from Griffin Industries, Inc. to Perfisans Holdings, Inc., our current name. We obtained, prior to the meeting, the consent to the foregoing proposals from holders of a majority of our shares of our common stock and did therefore not solicit proxies in connection with the meeting.


         (i) The proposal to authorize our board of directors to effectuate a reverse stock split was approved by the votes indicated:



For:                                               4,234,330

Against:                                                None

Withheld:                                               None



         (ii) The proposal to authorize our board of directors to change the name of our company was approved by the votes indicated:



For:                                               4,234,330

Against:                                                None

Withheld:                                               None

At October 1, 2003, the record date for the meeting, we had an aggregate of 6,169,633 shares of our common stock issued and outstanding. Consequently, the votes cast in favor of the two proposals constituted approximately 68.6% of the shares of our common stock then issued and outstanding.

Both the reverse split and the change in our name were effectuated on December 3, 2003.

No other matter was brought to a vote or consented by our shareholders. The definitive proxy statement on Schedule 14A relating to the special meeting was filed with the SEC on November 4, 2003, as amended on November 7, 2003, and is incorporated herein by reference. Electronic reports filed through the Electronic Data Gathering, Analysis and Retrieval System are publicly available through the SEC's Web site (http://www.sec.gov).

                                     PART II

ITEM 5.  MARKET FOR OUR COMMON STOCK

Our shares of common stock are quoted on the NASD's OTC Bulletin Board under the symbol "PFOHE.OB." Listed below are the high and low sale prices for the shares of our common stock during the fiscal years ended December 31, 2003 and 2002 and through March 29, 2004, as adjusted to reflect the reverse split of our shares of common stock effectuated on December 3, 2003. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

                                  Common Stock
                                  ------------

                                                     High              Low
                                                     ----              ---
Fiscal 2002
-----------
First Quarter                                       $30                $0.60
Second Quarter                                       30                30
Third Quarter                                        30                 4.50
Fourth Quarter                                        4.50              0.60

Fiscal 2003
-----------
First Quarter                                        $1.50             $0.60
Second Quarter                                        1.50              0.60
Third Quarter                                         0.60              0.60
Fourth Quarter                                        5.40              0.60

Fiscal 2004
-----------
First Quarter (through March 29, 2004)               $1.95             $1.05


On March 29, 2004, there were approximately 300 holders of record of our 37,703,122 shares of common stock issued and outstanding.

On March 29, 2004, the last sale price of the shares of our common stock as reported on the OTC Bulletin Board was $1.80.

DIVIDEND POLICY

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws and our credit arrangements then impose.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY PLANS


                           Number of securities to be issued   Weighted-average exercise       Number of securities
                             upon exercise of outstanding      price of outstanding options,   remaining available for
                             options, warrants and rights      warrants and rights             future issuance under
                                                                                              equity compensation plans
Equity compensation
plans approved by
security holders                                        None   - - -                           None
Equity compensation
plans not approved by
security holders                                        None   - - -                           None
Total                                                   None   - - -                           None



On February 12, 2004, our board of directors adopted our company's 2004 Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of incentive and non-qualified stock options to selected employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The Option Plan authorizes the grant of options for 4,000,000 shares of our common stock. We intend to submit the Option Plan for approval of our shareholders as soon as practicable.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report.

This filing contains forward-looking statements. The words "anticipated," "believe," "expect, "plan," "intend," "seek," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

On December 19, 2003, Perfisans Holdings, Inc., a Maryland corporation formerly known as Griffin Industries, Inc., acquired 100% of the capital stock of Perfisans Networks Corporation, an Ontario corporation.

This transaction was accounted for as a reverse acquisition. We changed our name to Perfisans Holdings, Inc. in conjunction with the reverse acquisition. We are the surviving entity for legal purposes and the Ontario corporation is the surviving entity for accounting purposes.

Accordingly, the financial statements include the following:

         o The balance sheets consist of the net assets of the Perfisans Networks Corporation at historical cost and our net assets at historical cost as of December 31, 2003 and 2002.

         o The statements of operations include the operations of the Perfisans Networks Corporation for the periods presented.

Pursuant to the acquisition, all capital stock shares and amounts and per share data were retroactively restated.

Because we are a development stage company which has recorded nominal revenues to date, our independent accountants have prepared our financial statements with the assumption that there is substantial doubt that we can continue as a going concern. Our ability to continue as a going concern is depending on our ability to effect our Plan of Operations.

PLAN OF OPERATIONS

We were incorporated in Maryland on October 14, 1997, to be a venture capital vehicle for investors. As such, we were qualified as a business development company under the Investment Company Act of 1940 and voluntarily complied with the Securities and Exchange Commission's public reporting requirements. As a business development company, we were eligible to make investments in qualifying companies and would have earned returns, if any, upon the sale of those investments.

In the summer of 1998, we terminated our status as a business development company, which subjected us to regulation under the Investment Company Act of 1940, due to our intention to acquire 100% of the assets or shares of heavy construction equipment companies.

Due to a downturn in the private and public capital markets in late 1998 and early 1999, and in particular in the valuations of heavy construction equipment companies, we abandoned the acquisition plan and after conducting extensive research, our board of directors decided to pursue a business plan that called for the acquisition of companies that provide services via the Internet.

Since 2000, we have explored a variety of potential business opportunities and did not actively conduct significant operations while complying with all SEC reporting requirements in order to maintain our status as a public company until a suitable acquisition candidate was found.

Consequently, after devoting years in various attempts to develop a profitable, ongoing business, and without realistic sources of additional financing in sight, our former management was receptive when approached by representatives of Perfisans Networks concerning a possible business combination. Subsequent discussions led to the execution of the Acquisition Agreement in December 2003.

As a consequence of the change in control of our company resulting from the transactions contemplated by the Acquisition Agreement, we have adopted a new plan of operations, as set forth immediately below.

We plan to introduce products to the market starting in the current fiscal year. There are three chips planned for release in 2004. These products relate to network interface semiconductor integrated circuits.

         o Product 1 - SNA020A. We anticipate releasing this network interface chip in the second quarter of 2004.

         o Product 2 - SNA 1001. A low cost, single chip Gigabit network interface chip. Management plans to market this product primarily to network card manufacturers who market products geared toward the consumer market. We plan to release this product in the 2nd quarter of 2004.

         o Product 3 - SNA 1010. This product will also be targeted for low cost consumer products. We plan to market this product primarily to network card manufacturers who market products geared toward the consumer market. We plan to release this product in the 4th quarter of 2004.

Despite our minimal revenues in the past years, we believe that our management has developed a business plan that if successfully implemented could substantially improve our operational results and financial conditions. The adequacy of cash resources over the next twelve months will depend primarily on our operating results and ability to obtain proceeds from the sales of securities. We currently estimate our projected cash requirement for the next twelve months to be approximately $5 million. The proceeds from the anticipated sale of the securities to SBI and Westmoreland will in management's expectation be adequate to fund our expected operating and capital needs for at least the next eighteen months. The remaining portion of the funding will be used as the cash flow to purchase inventory and pay accounts receivable. In case of a shortage of cash, we will reduce the amount of inventory and consider the sale of additional securities.

We plan to spend approximately $1 million in Computer Aided Design (CAD) tools. A total of $1.5 million is allocated for non-recurring Engineering (NRE) Charges for development of the Semiconductor chips.

We plan to increase the total number of employees from 20 to 24 in the next twelve months. There will be an additional sales and marketing person added and the rest will be primarily R&D people.

RESULTS OF OPERATIONS FOR PERFISANS HOLDINGS, INC.

From inception through December 31, 2002, we earned interest on cash and cash equivalents balances and a note receivable from Globing Funding Corp., the former principal stockholder that totaled $100,359. There has been no other revenue since inception.

Total costs and expenses decreased for the year ended December 31, 2003, from $2,263,749 to $1,887,500 or 17% from the corresponding prior year period. This decrease was primarily due to reduced operating and acquisition activities during the period. Professional fees increased for the year ending December 31, 2003, from $10,725 to $24,991, or 133% from the corresponding prior year period, primarily as a result of fees having been paid for legal and accounting services.

Office and miscellaneous decreased from $15,517 to $224 or 99% from the corresponding prior year period. This is primarily due to the decrease in operations and the discontinuance of services provided from Barretto Pacific Corporation, a company wholly-owned by Landon Barretto, formerly our principal stockholder.

Our only revenue to date is for interest earned on the proceeds of our stock sales. From inception through December 31, 2002, this totaled $100,359. Investment revenue decreased $5,019 or 86% from 2001 to 2002. This decrease was due to reduced cash and cash equivalent balances.

The cost and expenses decreased $64,842 or 42% from $155,540 to $90,698 from 2001 to 2002. This decrease was primarily due to reduced activities during 2002.

Office and miscellaneous decreased $44,483 from $119,524 to 2001 to $75,041 in 2002 due to a decrease in stock based compensation and a decrease in operating expenses and management fees. Management fees were $nil in 2002, primarily due to a decrease in activities during 2002. At one time, we had paid management fees to Barretto Pacific Corporation, a wholly owned company of Landon Barretto, for executive, managerial, and administrative services. We no longer utilize Barretto Pacific and Baretto is not an affiliate of ours.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the transactions contemplated by the Acquisition Agreement, and as a condition thereto, our company was required to enter into agreements with the holders of its outstanding debt and other obligations, pursuant to which the total debt of our company as of the date of the closing under the Acquisition Agreement would be reduced to zero. We intend to use the funds to be raised through the sale of shares of our common stock to SBI Brightline Consulting, LLC and Westmoreland PFNC, LLC to fund our plan of operations.

PERFISANS NETWORKS CORPORATION

At December 31, 2003, we had an accumulated deficit of $5,864,549. For the year ended December 31, 2003, net cash used in operating activities amounted to ($188,868), as compared to $1,452,565 for the year ended December 31, 2002. The decrease in cash requirements for operating activities is primarily the result of better control of overhead expenses. For the year ended December 31, 2002, net cash we used in operating activities amounted to $1,452,565, an increase of $761,405 from the net cash used in operating activities for the period from February 2, 2001 (inception) through December 31, 2001. The increase in cash requirements for operating activities is primarily the result of an increase in overhead expenses.

Since inception, we have relied principally on proceeds from the sale of securities to fund our activities. During the year ended December 31, 2003, we used ($188,868) in cash for operating activities, which was provided by $441,240 received from financing activities and $164,188 from investing activities, resulting in an $456,660 increase in cash during the period. From inception through December 31, 2003, we required an aggregate of $1,954,857 in cash to fund our operating activities, which was provided principally by the $3,036,589 received from financing activities, including $2,811,185 in net proceeds from the sale of common and preferred stock and $225,404 in net advances from a related party and others.

On May 16, 2001, we borrowed $65,000 from the Canadian Imperial Bank of Commerce
(CIBC), which is guaranteed by the Canadian government under its Job Creation Program. This loan is repayable in 60 payments of $1,050 plus interest of prime plus 0.25% per annum. The loan requires us to maintain certain debt to equity ratios which we are currently not in compliance with. As a result of the default, the bank can charge us a higher, more traditional rate. To date, the bank has not taken such a step. Due to the small amount of the loan, our management does not believe that the effects of such an increase would have a material effect on us.

In March 2004, we borrowed $250,000 from an unaffiliated lender. The loan bears interest at 2% per month and is payable on July 3, 2004 or upon our receipt of at least $5,000,000 of proceeds from the sale of stock. We intend to repay such loans out of proceeds from the sale of stock to SBI and Westmoreland.

In 2002, we borrowed an aggregate of $412,950 from General Resources Co., a stockholder of ours and an affiliate of Christopher Chen, a director of ours. In June 2003, we repaid $100,000 of such amount to General Resources and in October 2003 we repaid an additional $100,000. The remaining sum outstanding is repayable upon demand. In March 2004, we borrowed an additional $250,000 from General Resources. This loan bears interest at 2% per month and is repayable on July 3, 2004 or upon our receipt of at least $5,000,000 of proceeds from the public or private sale of stock.

We currently have a balance of $511,597 to General Resources on such loans which we intend to repay out of the proceeds of the sale of stock to SBI and Westmoreland.

At December 31, 2003, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

We estimate that we will require approximately $10,000,000 in cash to fund our activities until revenues are sufficient to cover costs, which we will obtain principally through the sale of shares being sold to SBI and Westmoreland. We have no commitment from any person to acquire all or any of such securities or to provide funding through any other mechanism other than as disclosed in the prospectus related to the sale of the shares of our common stock to SBI and Westmoreland. We expect that additional capital will be required if we are unable to generate sufficient revenues from commercialization of our products within the next 18 months.

OFF BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

Contractual obligations as of December 31, 2003 are as follows:


                                                  Less than                   After                   More than
Contractual Obligations              Total         1 year         1-3 years         3-5 years          5 years
Building leases                       $879,905    $148,907         $324,888          $324,888          $81,222
Equipment leases                            $0       $0               $0                $0               $0
Long-term debt                         $39,851     $15,426          $24,425             $--              $0
                             -----------------
Total                                 $919,756    $164,333         $349,313          $324,988          $81,222
                             =================

RECENT ACCOUNTING PRONOUNCEMENTS:

During April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections (SFAS 145). SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses From Extinguishments of Debt (SFAS No. 4), which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS No. 4, the classification of gain and losses arising from debt extinguishments requires consideration of the criteria for extraordinary accounting treatment provided in APB No. 30, Reporting the Results of Operations. In the absence of SFAS No. 4, debt extinguishments that are not unusual in nature and infrequent in occurrence would be treated as a component of net income or loss from continuing operations. SFAS No. 145 is effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption of this standard currently has no financial reporting implications.

During November 2002, the FASB issued Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (Interpretation 45). Under Interpretation 45 guarantees, contracts and indemnification agreements are required to be initially recorded at fair value. Current practice provides for the recognition of a liability under such agreements only when a loss is probable and reasonably estimable, as those terms are defined under SFAS No. 5, Accounting for Contingencies. In addition, Interpretation 45 requires significant new disclosures for all guarantees even if the likelihood of the guarantor having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The initial recognition and measurement provisions of Interpretation 45 are applicable on a prospective basis to guarantees, contracts or indemnification agreements issued or modified after December 31, 2002. We do not currently have any guarantees, contracts or indemnification agreements that would require accounting recognition under the new standard.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Valuable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim and annual periods beginning after December 15, 2003 for interests acquired prior to February 1, 2003. We currently have no ownership in variable interest entities and, therefore, adoption of this standard currently has no financial reporting implications.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We currently have no such financial instruments outstanding or under consideration and therefore adoption of this standard currently has no financial reporting implications.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

SOFTWARE DEVELOPMENT COSTS

Development costs related to software products are expensed as incurred until technological feasibility of the product has been established. Based on our product development process, technological feasibility is established upon completion of a working model. Costs incurred by us between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, no costs have been capitalized to date.

RECENT EVENTS

STOCK PURCHASE AGREEMENT WITH SELLING STOCKHOLDERS

On February 12, 2004, we entered into stock purchase agreements with SBI Brightline Consulting, LLC and Trilogy Capital that obligate each of SBI and Trilogy to purchase, upon our election, up to 4,000,000 shares of our common stock for an aggregate purchase price of $10.0 million. Trilogy has since assigned its obligations under its agreement with us to its affiliate Westmoreland PFNC, LLC. On the same date, we filed a registration statement with the Securities and Exchange Commission on Form SB-2 relating to these 4,000,000 shares of our common stock as well as an additional 4,255,626 shares of common stock held by existing stockholders and up to 600,000 shares of common stock underlying warrants issued in connection with the stock purchase agreements.

At our election, we may sell the shares to SBI and Westmoreland in two tranches that must be sold in the following order:


                                   Number of Shares     Purchase Price Per Share

 Tranche 1                                  2,000,000             $2.00
 Tranche 2                                  2,000,000             $3.00

SBI and Westmoreland have agreed with us that both tranches will be taken down reasonably promptly after the Registration Statement filed February 12, 2004, is declared effective. However, except for the requirement to sell the tranches in order, there is no limitation on when we may require SBI and Westmoreland to purchase the shares included in any tranche. We are not obligated to sell any shares to SBI or Westmoreland unless and until we make an election to do so. If we sell all the shares to SBI and Westmoreland, the shares will be sold at a weighted average purchase price of $2.50 per share.

SBI and Westmoreland are statutory "underwriters" within the meaning of the Securities Act of 1933 in connection with their sales of our common stock. Our common stock trades on the Over-the-Counter Bulletin Board under the symbol "PFNH."

ITEM 7. FINANCIAL STATEMENTS






                             PERFISANS HOLDINGS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2003 AND 2002

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                             PERFISANS HOLDINGS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2003 AND 2002

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                        (AMOUNTS EXPRESSED IN US DOLLARS)




                                TABLE OF CONTENTS


Report of Independent Auditors                                                 1

Consolidated Balance Sheets as of December 31, 2003 and 2002               2 - 3

Consolidated Statements of Operations for the years ended
    December 31, 2003 and 2002                                                 4

Consolidated Statements of Cash Flows for the years ended
    December 31, 2003 and 2002                                             5 - 6

Consolidated Statements of Changes in Stockholders' Equity
    (Deficiency) for the years ended December 31, 2003 and 2002                7

Notes to Consolidated Financial Statements                                8 - 24

SCHWARTZ LEVITSKY FELDMAN LLP
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA





                         REPORT OF INDEPENDENT AUDITORS


       To the Board of Directors and Stockholders of Perfisans Holdings Inc.
       (A Development Stage Enterprise)

       We have audited the accompanying consolidated balance sheets of Perfisans Holdings Inc. as at December 31, 2003 and 2002 and the related consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfisans Holdings Inc. as at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in accordance with generally accepted accounting principles in the United States of America.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan regarding these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 "SCHWARTZ LEVITSKY FELDMAN LLP"

       Toronto, Ontario
       February 24, 2004                                   Chartered Accountants


                | 1167 Caledonia Road
                | Toronto, Ontario M6A 2X1
                | Tel:  416 785 5353
                | Fax:  416 785 5663

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                           2003            2002

                                                             $               $
                                                                      (restated)
                                     ASSETS
       CURRENT ASSETS

           Cash and cash equivalents                    484,848           28,188
           Accounts receivable (note 6)                  46,034           14,807
           Prepaid expenses and deposits                 62,665            8,720
                                                        -------          -------


                                                        593,547           51,715

       PROPERTY, PLANT AND EQUIPMENT (note 7)           209,220          105,995

       INTELLECTUAL PROPERTY (note 8)                         1                1
                                                        -------          -------








                                                        802,768          157,711
                                                        =======          =======




              The accompanying notes are an integral part of these
                       consolidated financial statements.


       APPROVED ON BEHALF OF THE BOARD

                                            Director
       -------------------------------------

                                            Director
       -------------------------------------

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)
                                                              2003        2002

                                                               $           $
                                                                      (restated)
                                 LIABILITIES
     CURRENT LIABILITIES

       Accounts payable and accrued liabilities (note 10)  302,325      168,850
       Current portion of long-term debt (note 11)          39,851       50,490
                                                        ----------   ----------

                                                           342,176      219,340

     LOAN FROM A SHAREHOLDER (note 12)                     264,767      408,401
                                                        ----------   ----------

                                                           606,943      627,741
                                                        ----------   ----------

                      STOCKHOLDERS' EQUITY (DEFICIENCY)

     CAPTIAL STOCK (note 13)                                37,661        5,370

     ADDITIONAL PAID - IN CAPITAL                        6,117,173    3,501,917

     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)         (94,460)       1,529

     DEFICIT ACCUMULATED DURING
         THE DEVELOPMENT STAGE                          (5,864,549)  (3,978,846)
                                                        ----------   ----------

                                                           195,825     (470,030)
                                                        ----------   ----------

                                                           802,768      157,711
                                                        ==========   ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

                                        Cumulative
                                             since
                                         inception           2003          2002

                                             $              $             $
                                                                      (restated)

REVENUE                                         --             --            --
                                        ----------     ----------    ----------

OPERATING EXPENSES

  General and administration             3,533,566      1,198,450     1,598,399
  Interest                                   7,078          2,323         3,273
  Write-down of intellectual property      270,233             --       270,233
  Management salaries                      600,000        200,000       200,000
  Stock-based compensation               1,327,974        397,397       162,750
  Amortization                             133,574         89,330        29,094
                                        ----------     ----------    ----------

TOTAL OPERATING EXPENSES                 5,872,425      1,887,500     2,263,749
                                        ----------     ----------    ----------

OPERATING LOSS                          (5,872,425)    (1,887,500)   (2,263,749)

    Other income                             7,876          1,797         1,131
                                        ----------     ----------    ----------

LOSS BEFORE INCOME TAXES                (5,864,549)    (1,885,703)   (2,262,618)

    Income taxes (note 14)                      --             --            --
                                        ----------     ----------    ----------

NET LOSS                                (5,864,549)    (1,885,703)   (2,262,618)
                                        ==========     ==========    ==========

Loss per share, basic and diluted                           (0.06)        (0.07)
                                                       ==========    ==========


Weighted average shares outstanding                    33,102,207    32,942,967
                                                       ==========    ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                    Cumulative
                                                         since
                                                     inception             2003             2002

                                                         $                 $                $
                                                                                       (restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                            (5,864,549)      (1,885,703)      (2,262,618)
Items not requiring an outlay of cash:
    Amortization                                       133,574           89,330           29,094
    Issuance of shares for consulting services       1,415,675        1,372,175           43,500
    Management salaries contributed                    600,000          200,000          200,000
    Stock-based compensation                         1,327,974          397,397          162,750
    Write-down of intellectual property                270,233               --          270,233
    Decrease (increase) in accounts receivable         (41,440)         (26,136)          16,145
    Decrease (increase) in prepaid expenses
      and deposits                                     (57,574)         (48,560)           9,552
    Increase in accounts payable and accrued
      liabilities                                      261,250           90,365           78,779
                                                    ----------          -------       ----------

NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITES                                       (1,954,857)         188,868       (1,452,565)
                                                    ----------          -------       ----------


CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from (repayment of) long-term debt             31,729          (20,137)         (31,839)
Proceeds from (repayment of) loan from
  a shareholder                                        193,675         (216,598)         410,273
Proceeds from issuance of shares                     2,811,185          677,975        1,013,000
                                                    ----------          -------       ----------

NET CASH FLOWS PROVIDED BY
    FINANCING ACTIVITIES                             3,036,589          441,240        1,391,434
                                                    ----------          -------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intellectual property                     (270,234)              --         (270,234)
Purchase of property, plant and equipment             (316,318)        (164,188)         (34,385)
                                                    ----------          -------       ----------

NET CASH FLOWS USED IN INVESTING
    ACTIVITIES                                        (586,552)        (164,188)        (304,619)
                                                    ----------          -------       ----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

                                         Cumulative
                                              since
                                          inception
                                                             2003          2002

                                               $              $             $
                                                                      (restated)

EFFECT OF FOREIGN CURRENCY
    EXCHANGE RATE CHANGES                   (10,332)       (9,260)       14,725
                                            -------       -------      --------


NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS FOR THE YEAR           484,848       456,660      (351,025)

Cash and cash equivalents, beginning
    of year                                      --        28,188       379,213
                                            -------       -------      --------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                             484,848       484,848        28,188
                                            =======       =======      ========


Cash and cash equivalents are comprised as follows:

Cash                                                      203,838        28,188
Short-term investments                                    281,010            --
                                                          -------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR                    484,848        28,188
                                                          =======      ========

INCOME TAXES PAID                                              --            --
                                                          =======      ========

INTEREST PAID                                               2,323         3,273
                                                          =======      ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                                   Deficit,              Accumulated
                                           Common             Preferred                         accumulated      Compre-  other com-
                                            stock   Common        stock  Preferred  Additional   during the      hensive  prehensive
                                        number of    stock    number of      stock     paid-in  development       Income      Income
                                           Shares   Amount       Shares     Amount     Capital        Stage       (Loss)      (Loss)
                                      -----------  -------  -----------  ---------  ----------  -----------  ----------- -----------
                                                        $                       $           $            $            $          $
Balance as of December 31, 2001
    (restated)                          2,869,633    2,870    2,500,000      2,500   2,082,667  (1,716,228)           --    (15,158)

Issuance of shares in subsidiary               --       --           --         --   1,056,500           --           --        --
Management salaries contributed
  (restated)                                   --       --           --         --     200,000           --           --        --
Stock-based compensation (restated)            --       --           --         --     162,750           --           --        --
Foreign currency translation (restated)        --       --           --         --          --           --       16,687     16,687
Net loss for the year (restated)               --       --           --         --          --   (2,262,618)  (2,262,618)       --
                                       ----------   ------    ---------      -----   ---------   ----------   ----------      -----

Balance as of December 31, 2002
    (restated)                          2,869,633    2,870    2,500,000      2,500   3,501,917   (3,978,846)  (2,249,931)     1,529
                                                                                                              ==========
Issuance of shares for cash             3,000,000    3,000           --         --      (3,000)          --           --        --
Issuance of shares                        300,000      300           --         --        (300)          --           --        --
Reverse stock split 1:30               (5,963,979)  (5,964)          --         --       5,964           --           --        --
Issuance of shares to extinguish
   liabilities                          4,637,898    4,638           --         --      (4,638)          --           --        --
Cancellation of preferred stock                --       --   (2,500,000)    (2,500)      2,500           --           --        --
Issuance of shares in subsidiary               --       --           --         --   2,050,150           --           --        --
Issuance of shares pursuant to
   reverse acquisition                 32,942,967   32,943           --         --     (32,943)          --           --        --
Cancellation of common stock             (126,330)    (126)          --         --         126           --           --        --
Management salaries contributed                --       --           --         --     200,000           --           --        --
Stock-based compensation                       --       --           --         --     397,397           --           --        --
Foreign currency translation                   --       --           --         --          --           --      (95,989)   (95,989)
Net loss for the year                          --       --           --         --          --   (1,885,703)  (1,885,703)       --
                                       ----------   ------    ---------      -----   ---------   ----------   ----------    -------

Balance as of December 31, 2003        37,660,189   37,661           --         --   6,117,173   (5,864,549)  (1,981,692)   (94,460)
                                       ==========   ======    =========      =====   =========   ==========   ==========    =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


     1.   SECURITIES EXCHANGE AGREEMENT AND REVERSE ACQUISITION

          On December 19, 2003, Griffin Industries, Inc. ("Griffin"), a publicly traded company, entered into a Securities Exchange Agreement with Perfisans Networks Corporation, a Canadian corporation ("Perfisans"). In exchange for the acquisition of the 100% interest in Perfisans, the shareholders of Perfisans were issued a total of 32,942,967 Common shares of Griffin. Following the share exchange, the former shareholders of Perfisans hold 87.5% of the 37,660,189 shares of common stock of Griffin. Consequently, even though Griffin is the legal acquirer, this transaction will be treated as an acquisition of Griffin by Perfisans and as a recapitalization by Perfisans for accounting purposes.

          As part of this transaction, the company changed its name from Griffin Industries, Inc. to Perfisans Holdings, Inc. Accordingly, these financial statements are titled Perfisans Holdings, Inc. The comparative financial statements are those of Perfisans, the accounting acquirer.

     2.   NATURE OF OPERATIONS AND GOING CONCERN

          Perfisans Holdings Inc. (the "Company") is a technology development company. The principal activity of the Company is the design and development of integrated circuits for commercial purposes.

          The Company is in its development stage and has not yet earned any revenue. Consequently, the Company has incurred losses since its incorporation. The Company has funded its operations to date through the issuance of shares.

          The Company has plans to introduce products to the market beginning in 2004. Three products are planned for release in 2004. These products are focused on the network interface semiconductor integrated circuits.

          Product 1 - SNA 1020A. The Company anticipates releasing this network interface chip in the second quarter of 2004.

          Product 2 - SNA 1000. Low cost, single chip Gigabit network interface chip. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the consumer market. The Company plans on releasing this product in the second quarter of 2004.

          Product 3 - SNA 1010. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the consumer market. The Company plans to release this product in the fourth quarter of 2004.

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)




     2.   NATURE OF OPERATIONS AND GOING CONCERN (cont'd)

          Despite having no revenue since inception, the Company believes that its management has developed a business plan, that if successfully implemented could substantially improve the Company's operational results and financial conditions. However, the Company can give no assurances that its current cash flows from operations, if any, and proceeds from the sale of securities, will be adequate to fund its expected operating and capital needs for the next twelve months. The adequacy of cash resources over the next twelve months is primarily dependent on its operating results and the ability to obtain proceeds from the sales of securities. The projected cash requirement for the next twelve months will be 10 million dollars. The proceeds from the sale of 4,000,000 shares to Brightline Consulting, LLC and Trilogy Capital will be adequate to fund its expected operating and capital needs for the next twelve months.


     3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a)   Use of Estimates

               These financial statements have been prepared in accordance with generally accepted accounting principles in the United Stated of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumption. Actual amounts may differ from these estimates. These financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

          b)   Basis of Consolidated Financial Statements

               The consolidated financial statement as of December 31, 2003 include the accounts of Perfisans Holdings Inc, and its wholly-owned subsidiary, Perfisans Network Corporation. All material intercompany accounts and transactions have been eliminated.

          c)   Cash and Cash Equivalents

               Cash and cash equivalents includes cash on hand, amounts due to banks, and any other highly liquid investments with a maturity of three months or less. The carrying amounts approximate fair values because of the short maturity of those instruments.

          d)   Other Financial Instruments

               The carrying amount of the Company's accounts receivable and accounts payable and accrued liabilities approximates fair value because of the short maturity of these instruments.

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)




     3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

          e)   Long-term Financial Instruments

               The fair value of each of the Company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company's current borrowing rate for similar instruments of comparable maturity would be.

          f)   Property, Plant and Equipment

               Property,   plant  and   equipment  are  recorded  at  cost  less
               accumulated amortization. Amortization is provided using the following annual rates and methods:

               Furniture and fixtures       20%         declining balance method
               Leasehold improvements       20%           5 years, straight-line
               Office equipment             20%         declining balance method
               Computer equipment           30%         declining balance method
               Computer software            100%        declining balance method

          g)   Intellectual Property

               Intellectual property is recorded at cost less impairment write down. Intellectual property is not amortized as it has an indefinite life. Impairment tests are performed at least once a year and when conditions indicating possible impairment exists. Intellectual property is written down if the fair value exceeds the carrying amount or if significant doubt exists with respect to recoverability.

          h)   Foreign Currency Translation

               The Company's subsidiary, Perfisans Networks Corporation, is a foreign private company and maintains its books and records in Canadian dollars (the functional currency). The financial statements are converted to US dollars for consolidation purpose. The translation method used is the current rate method which is the method mandated by SFAS 52 where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholder's equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

               Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in accumulated other comprehensive income
               (loss).

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



     3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

          i)   Income Taxes

               The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities.

               Current income tax expense (recovery) is the amount of income taxes expected to be payable (recoverable) for the current year. A deferred tax asset and/or liability is computed for both the expected future impact of differences between the financial statement and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax losses. Valuation allowances are established when necessary to reduce the deferred tax asset to the amount expected to be "more likely than not" to be realized in future returns. Tax law and rate changes are reflected in income in the period such changes are enacted.

          j)   Research and Development

               Research and development costs, other than capital expenditures but including acquired research and development costs, are charged against income in the period incurred.

          k)   Revenue Recognition

               Sales are recognized upon delivery of goods and passage of title to customers.

          l)   Comprehensive Income

               The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments.

          m)   Long-Lived Assets

               The  Company  has  adopted  the   provisions  of  SFAS  No.  121,
               Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which has been superceded by SFAS No. 144 [note 3(q)]. SFAS No. 144 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



     3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

          n)   Concentration of Credit Risks

               The Company's receivables are unsecured and are generally due in 90 days. The Company's receivables do not represent significant concentrations of credit risks as at December 31, 2003 due to their immateriality.

          o)   Stock Based Compensation

               The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 which introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expenses for stock-based compensation to employees based on the new fair value accounting rules. The Company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock.

          p)   Earnings or Loss Per Share

               The Corporation has adopted FSA No. 128, "Earnings per Share", which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) per share is computed by common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income
               (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

          q)   Recent Pronouncements

               SFAS No. 144 -  Accounting  for the  Impairment  or  Disposal  of
               Long-Lived Assets. This standard supercedes SFAS No. 121 - Accounting for the impairment of long-lived assets and for Long-Lived Assets to be Disposed of. This standard requires that businesses recognize impairment when the financial statement carrying amount of long-lived asset or asset group exceeds its fair value and is not recoverable. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



     3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

          q)   Recent Pronouncements (cont'd)

               SFAS No. 145 - Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No.4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary items, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

               SFAS No. 146 - Accounting for Cost Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force ("EITF") Issue No. 94-3. SFAS 146 replaces EITF94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

               SFAS No. 147 - Acquisition of certain Financial Institutions, an amendment of SFAS 72 and 144 and SFAS interpretation number 9 issued October 2002 and relates to acquisitions of financial institutions.

               SFAS No. 148 - Accounting for Stock Based Compensation-Transition and Disclosure, an amendment of SFAS 123 issued December 2002 and permits two additional transition methods for entities that adopt the fair value based method of accounting for stock based employee compensation to avoid the ramp-up effect arising from prospective application. This statement also improves the prominence and clarity of the pro-forma disclosures required by SFAS 123.

               SFAS No. 149 - Amendment of SFAS 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, accounting for derivative instruments and hedging activities.

               SFAS No. 150 - Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

               The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



     4.   COMPREHENSIVE INCOME (LOSS)

          The components of comprehensive income (loss) are as follows:

                                                          2003             2002

                                                           $                $
                                                                      (restated)

          Net loss                                  (1,885,703)      (2,262,618)
          Other comprehensive income (loss)
               foreign currency translation            (95,989)          16,687
                                                    ----------       ----------

          Comprehensive loss                        (1,981,692)      (2,249,931)
                                                    ==========       ==========

          The foreign currency translation adjustments are not currently adjusted for income taxes as the Company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which is done as disclosed in note 3(h).


     5.   INVESTMENT TAX CREDITS

          The Company participates in research and development which are eligible for tax credits upon filing of the Company's determination of qualifying expenditures. These amounts are subject to review and approval by the Canada Customs and Revenue Agency prior to the receipt of the funds. As the ultimate recovery of these amounts are not known, the Company has not recorded the investment tax credits receivable.


     6.   ACCOUNTS RECEIVABLE

                                                          2003             2002

                                                            $                $

          Accounts receivable                           46,034           14,807
          Less:  Allowance for doubtful accounts            --               --
                                                    ----------       ----------

          Accounts receivable, net                      46,034           14,807
                                                    ==========       ==========


          The Company carries accounts receivable at the amount it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated. Accounts receivable as of December 31, 2003 and December 31, 2002 consists solely of goods and services taxes recoverable.

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



     7.   PROPERTY, PLANT AND EQUIPMENT

                                                          2003             2002

                                                            $                $

          Furniture and fixtures                        87,310           38,086
          Leasehold improvements                        48,947           37,544
          Office equipment                              35,878           29,051
          Computer equipment                            63,623           34,976
          Computer software                            119,948            8,027
                                                      --------         --------

          Cost                                         355,706          147,684
                                                      --------         --------

          Less:  Accumulated amortization

               Furniture and fixtures                   21,193            8,041
               Leasehold improvements                   22,733           10,950
               Office equipment                         12,147            5,161
               Computer equipment                       25,555           11,303
               Computer software                        64,858            6,234
                                                      --------         --------

                                                       146,486           41,689
                                                      --------         --------

          Net                                          209,220          105,995
                                                      ========         ========


     8.   INTELLECTUAL PROPERTY 2003 2002

                                                            $                $
                                                                      (restated)

          Intellectual property                        327,324          269,001
          Less:  Impairment write down                (327,323)        (269,000)
                                                      --------         --------


                                                             1                1
                                                      ========         ========

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



     8.   INTELLECTUAL PROPERTY (cont'd)

          Intellectual property represents licenses to use, modify and prepare derivative works of licensors' source material. Licenses may be subject to annual and usage fees. The terms of the licenses continue indefinitely unless breached by the terms of the agreements. As at December 31, 2003 and December 31, 2002, the Company had three licensing agreements, which it entered into between April 2002 and July 2002. These licenses are non-transferable, non-sublicensable and royalty free. The Company must pay annual support and maintenance fees to the licensors to maintain the terms of the agreements. These licenses give the Company the right to incorporate licensor software into the Company's internally-developed software and the products it is developing.

          Annual support and maintenance fees are expensed as they become due.

          The Company evaluates the recoverability of the intellectual property and reviews the impairment on an annual basis and at any other time if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount utilizing the guidance of SFAS 142, "Goodwill and other Intangible Assets". Several factors are used to evaluate the intellectual property, including but not limited to, management's plans for future operations, recent operating results and projected undiscounted cash flows. As at December 31, 2003 and December 31, 2002, significant doubt exists with respect to the recoverability of these licenses. Consequently, intellectual property has been written-down to a nominal value of $1.


     9.   BANK INDEBTEDNESS

          The Company has available up to a maximum of $7,500 an operating line bearing interest at prime plus 5%.


     10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                          2003             2002

                                                            $                $
                                                                      (restated)
          Accounts payable and accrued liabilities are comprised of the following:

          Trade payables                               232,633          153,004
          Accrued liabilities                           69,692           15,846
                                                       -------          -------

                                                       302,325          168,850
                                                       =======          =======

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



     11.  LONG-TERM DEBT

                                                          2003             2002

                                                            $                $
          a)   Instalment loan to finance property
               and equipment additions, payable in
               60 monthly principal payments of
               $1,585 plus interest at prime plus
               2% per annum.                                --            5,062

               Instalment loan under the bank's
               job creation loan program to
               finance property and equipment
               additions, payable in 60 monthly
               principal payments of $1,056 plus
               interest at prime plus 0.25%
               per annum.                               39,851           45,428
                                                       -------          -------

               Less:  Current portion                   39,851           50,490

                                                        39,851           50,490
                                                       -------          -------

                                                            --               --
                                                       =======          =======

               As at December 31, 2002 and December 31, 2003, the Company was not in compliance with the financial covenants specified in its bank borrowing agreements. Consequently, long-term debt was classified as current.

          b) Scheduled future principal payment obligations as at December 31, 2003 are as follows:

               2004                                                     $ 15,426
               2005                                                       15,426
               2006                                                        8,999
                                                                        --------

                                                                        $ 39,851
                                                                        ========

          c) Interest expense with respect to long-term debt amounted to $2,323 for the year ended December 31, 2003 and $3,273 for the year ended December 31, 2002.

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



     12.  LOAN FROM A SHAREHOLDER

          The loan from a shareholder is unsecured, non-interest bearing, no specific terms of repayment and is not expected to be repaid prior to January 1, 2005.


     13.  CAPITAL STOCK

          a)   Authorized

               5,000,000 non-voting Preferred shares with a par value of $0.001 per share 50,000,000 Common shares with a par value of $0.001 per shares

          b)   Issued

                                                                 2003      2002

                                                                   $         $

                   Nil Preferred shares (2,500,000 in 2002)        --     2,500
               37,660,189 Common shares (2,869,633 in 2002)    37,661     2,870
                                                               ------     -----

                                                               37,661     5,370
                                                               ======     =====


               Each issued and outstanding Preferred share shall automatically be converted into 5 shares of common stock upon a change in control of the Company or liquidation or dissolution of the Company.

          c)   Changes to Issued Share Capital

               TRANSACTIONS PRIOR TO REVERSE ACQUISITION

               i) During the year ended December 31, 2002, Perfisans Networks Corporation (the legal subsidiary) issued its own capital stock for total consideration of $1,056,500.

               ii) For the period from January 1, 2003 to December 19, 2003 (the date of the reverse acquisition) Perfisans Networks Corporation (the legal subsidiary) issued its own capital stock for total consideration of $2,050,150.

               iii) For the period from  January 1, 2003 to November  25,  2003, the Company issued 3,000,000 shares for cash and 300,000 shares for services rendered.

               iv) On November 25, 2003, the Company underwent a 1:30 reverse split of its common shares. v) On December 5, 2003, the Company issued 4,637,898 common shares to extinguish all of its outstanding liabilities. vi) On December 19, 2003, the Company cancelled all of the issued preferred shares.

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



     13.  CAPITAL STOCK (cont'd)

          c)   Changes to Issued Share Capital (cont'd)

               TRANSACTIONS PURSUANT TO REVERSE ACQUISITION

               vii) On December 19, 2003, the Company issued 32,942,967 common shares in exchange for 100% interest in Perfisans Networks Corporation.

               viii) In  connection  with the reverse  acquisition,  the Company cancelled 126,330 common shares.

          d)   Employee Stock Option Plan

               The Company has adopted a Stock Option Plan (the Plan), pursuant to which 4,000,000 Common Shares are reserved for issuance.

               Options may be granted to officers, directors, consultants and full-time employees of the Company. Options granted under the Plan may be exercisable for a period not exceeding four years, may require vesting, and shall be at an exercise price, all as determined by the Board. Options will be non-transferable and are exercisable only by the participant during his or her lifetime.

               If a participant ceases affiliation with the Company by reason of death or permanent disability, the option remains exercisable for 180 days following death or 30 days following permanent disability but not beyond the options expiration date. Other termination gives the participant 30 days to exercise, except for termination for cause, which results in immediate termination of the option.

               Options granted under the Plan must be exercised with cash.

               Any unexercised options that expire or that terminate upon an employee ceasing to be employed by the Company become available again for issuance under the Plan.

               The Plan may be terminated or amended at any time by the Board of Directors.

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



     13.  CAPITAL STOCK (cont'd)

          d)   Employee Stock Option Plan (cont'd)

               The activity of the Plan is as follows:

                                                           Shares           Shares
                                                        Available           Subject           Option
                                                        For Grant        to Options           Prices
                                                       ----------        ----------           ------

               Outstanding at December 31, 2001        17,805,500         2,194,500             0.25
               Granted                                   (465,000)          465,000             0.25
               Exercised                                       --                --               --
               Expired                                         --                --               --
               Cancelled                                       --                --               --
                                                       ----------         ---------           ------

               Outstanding at December 31, 2002        17,340,500         2,659,500             0.25
               Granted                                 (1,135,400)        1,135,400             0.25
               Exercised                                       --                --               --
               Expired                                         --                --               --
               Cancelled                                       --                --               --
                                                       ----------         ---------           ------

               Outstanding at December 31, 2003        16,205,100         3,794,900             0.25
                                                       ==========         =========           ======


               Pro-forma information regarding net loss and loss per share is required by FAS No. 123 (Amended by FAS No. 148) - "Accounting for Stock Based Compensation" and has been determined as if the company had accounted for its employee stock options based on fair values at the grant date for options granted under the Plan. The company's pro-forma information for the years ended December 31, 2003 and December 31, 2002 would have been as follows:

                                                          2003             2003
                                                 -------------     ------------

                                                   As reported        Pro-forma
                                                 -------------     ------------
                Net loss                            (1,885,703)      (1,917,356)
                Basic and diluted EPS                    (0.06)           (0.06)


                                                          2002             2002
                                                 -------------     ------------

                                                   As reported        Pro-forma
                                                 -------------     ------------
                Net loss                            (2,262,618)      (2,279,497)
                Basic and diluted EPS                    (0.07)           (0.07)

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



     13.  CAPITAL STOCK (cont'd)

          d)   Employee Stock Option Plan (cont'd)

               The fair value of each option grant used for purposes of estimating the pro-forma amounts summarized above is based on the grant date using the Black-Scholes option pricing model with the weighted average assumptions shown in the following table:

                                                            2003            2002

               Risk free interest rate                      3.0%            4.0%
               Volatility factor                              0%              0%
               Weighted average expected life            4 years         4 years
               Weighted average fair value per share       $0.60           $0.60
               Expected dividends                            nil             nil

          e)   Purchase Warrants

               During 2003, 1,689,593 Purchase Warrants were issued pursuant to Warrant Agreements. Each Warrant entitles its holders to purchase, during the two year period commencing from the date that any of the company's shares are listed or quoted for trading on any recognized international stock exchange, one Common share at an exercise prices ranging from $0.25 per share to $0.60 per share, subject to the adjustments referred to below.

               The exercise price and the number of shares of stock purchasable upon the exercise of the warrants are subject to adjustment upon consolidation, sub-division, re-classification or redesignation of the shares. The warrants do not confer upon the holders any right or interest as a shareholder of the company.

          f)   Stock Options Available to a Consultant

               The Company has entered into an agreement with a consultant whereby the Company can settle fees through the issuance of shares in the aggregate of up to 200,000 at a price of $0.25 annually. As of December 31, 2003, no fees have been settled through the issuance of shares.

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



     14.  INCOME TAXES

          a)   Deferred Income Taxes

               The tax effect of significant temporary differences that gave rise to the benefit is as follows:

                                                             2003          2002

                                                               $             $

               Operating loss available to offset
                  future income taxes                   1,360,000       480,000
               Valuation allowance                     (1,360,000)     (480,000)
                                                       ----------      --------

               Net deferred tax assets                         --            --
                                                       ==========      =========

               The Company has determined that realization of a deferred tax asset is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

          b)   Current Income Taxes

               The Company has certain non-capital losses of approximately $3,000,000 available, which can be applied against future taxable income and which expires in between 2008 and 2010.


     15.  CONTINGENT LIABILITY

          The Company has received a Job Creation Loan in the amount of $77,131. If job creation under the loan program does not materialize, the penalty will be a retroactive increase in the interest rate to prime plus 2.5% per annum from prime plus 0.25% per annum.

          Management is unable to determine the likelihood of this penalty materializing as at year end. Any expense that may result from this penalty will be recognized in the period in which it becomes known.

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



     16.  COMMITMENTS

          The Company leases premises under an operating lease with a five year and seven months term. Minimum lease commitments exclusive of insurance and other occupancy charges under the lease at December 31, 2003 were:

          2004                                                       $  148,907
          2005                                                          162,444
          2006                                                          162,444
          2007                                                          162,444
          2008                                                          162,444
          2009                                                           81,222
                                                                     ----------

                                                                     $  879,905
                                                                     ==========



     17.  SEGMENT DISCLOSURES

          The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company's operations are all related to the research, design, manufacture and sales of products and technologies related to the transmission of location based information, principally using wireless technology. No revenue has been generated to date. All assets of the business are located in Canada.


     18.  SUBSEQUENT EVENT

          On February 12, 2004, the Company filed a registration statement whereby the Company is offering up to 4,000,000 shares of common stock in two tranches. Tranche 1 is 2,000,000 shares at $2.00 each and Tranche 2 is 2,000,000 shares at $3.00 each.


     19.  MANAGEMENT SALARIES

          Management salaries of $200,000 ($200,000 in 2002) have been expensed in the consolidated statements of operations. As these salaries have not been paid, nor are they payable, the amounts have been recorded as a component of additional paid-in capital.

PERFISANS HOLDINGS INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)



     20.  RESTATEMENT OF COMPARATIVE FIGURES

          In February, 2004, the Company filed a registration statement with the Securities and Exchange Commission ("SEC"). The SEC reviewed the registration statement, and as a result of this review, the Company has restated the 2002 financial statements as follows: write-down of intellectual property of $229,698; recognition of stock-based compensation expense of $162,750; and expense of management salaries of $200,000. The increase in net loss resulting from these adjustments was $592,448.

          The effect of the restatement of amounts relating to stock-based compensation expense and expense of management salaries for the period prior to 2002 resulted in a retroactive adjustment to deficit as at December 31, 2001 of $967,827.

          The following table presents the effects of the aforementioned adjustments:

                                                               2002
                                                    ---------------------------
                                                                  As previously
                                                    As restated        reported

                                                             $               $

          Total assets                                  157,711         386,361
          Accumulated other comprehensive income          1,529             481
          Deficit accumulated during
             the development stage                   (3,978,846)     (2,418,571)
          Net loss                                   (2,262,618)     (1,670,170)

          All applicable notes relating to these adjustments have been restated.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 30, 2004, we filed an amendment to the Current Report on Form 8-K filed on January 5, 2004 regarding our acquisition of Perfisans Networks Corporation in which we also disclosed that we dismissed Dohan & Company ("Dohan"), our former independent auditor, in connection with the acquisition.

The Form 8-K/A also reported that we retained Schwarz Levitsky Feldman in lieu of Dohan as a result of the determination we made that it would be in our best interest to maintain our relationship with the independent auditor for Perfisans Networks.

There were no changes or disagreements  with Dohan  reportable  pursuant to this
Item 8 of our annual report of Form 10-KSB, though Dohan's report on our financial statements for the fiscal year ended December 31, 2002, did include an opinion expressing its substantial doubt as to our ability to continue as a going concern. The 8-K/A reporting the dismissal of Dohan is incorporated herein by reference.

ITEM 8A.         CONTROLS AND PROCEDURES.

Based on an evaluation as of the date of the end of the period covered by this Form 10-KSB, our Chief Executive Officer and Principal Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our officers and directors, and further information concerning them, are as follows:



NAME                 AGE      POSITION
To-Hon Lam            45      CEO, President & Chairman
Bok Wong              42      VP of Operations & Business Development & Director
Chao Kuan             39      Director of Engineering
Clarence Wu           34      Director of ASIC Design
Sam Wu                42      Director of Software
Chris C.  Chen        56      Director


Each of the above officers and directors shall hold office until the next annual meeting of our shareholders or until a successor is elected and qualified.

TO-HON LAM. To-Hon Lam co-founded Perfisans Networks in February 2001 and has acted as its President and CEO since inception. Prior to Perfisans, he successfully launched Matrox Toronto Design Center specializing in multi-million gate graphics and video processors. Mr. Lam has managed over 100 software and hardware projects. He was the co- founder and Director of Engineering with SiconVideo where he has employed from 1999 through February 2001. He also worked with ATI Technologies, where he designed several state of the art application specific integrated circuits (ASIC). ATI is currently a leader in the graphic chip design industry. Mr. Lam brings with him 21 years of engineering and design management experience with ASIC technologies.

BOK WONG. Bok Wong co-founded Perfisans Networks in February 2001 and has acted as its Vice President of Operations and Business since inception. Previously he co-founded Intervis Corporation, a System On Chip design consulting company. Intervis is a multi million dollar company, which designed complex network ASIC chips and network processors for companies such as 3COM, Nortel, and Cabletron. He was the principal consultant of Intervis from 1998 to 2000 and Trebia Director of ASIC Technology from 2000 to February 2001. Mr. Wong has also worked with ATI Technologies, Genesis Microchip, and Philips in Hong Kong.

CHAO KUAN. Chao has acted as Director of Engineering since February 2001. He has over 15 years experience in application specific integrated circuits (ASIC),FPGA and hardware product design. From 1998 to February 2001, he was the Vice President of Hardware Development for VIDIX Technologies Corporation. Formerly with Leitch Technology, Chao has been involved in Video server and Video Router design, and has demonstrated strong leadership skills managing over 15 engineers. As an entrepreneur, Chao has developed high performance local area network based video streaming equipment.

CLARENCE WU. Clarence has acted as Director of ASIC Design since August 2001. Prior to joining Perfisans, he was Senior Engineer of Avici Systems from July 2000 to August 2001. Prior to Avici he was a contractor with C-Port Corp. from March 1999 to July 2000. He is formerly of NEC Hong Kong, where he served as Senior ASIC Application Engineer in the South East Asia Market. Clarence has over 12 years experience in ASIC design and implementation with companies such as Cadence, ATI Technologies, and NEC.

SAM WU. Sam has acted as Director of Software since February 2001. Prior to February 2001, he was a project leader with Vive Synergies, Inc. since 1998. He is experienced in network system design in hardware and software. Prior to Perfisans, Sam developed the Voice over internet protocol gateway systems, and internet protocol phone products. He is an expert in TCP/IP stack, routing protocols and has experience with complex FPGA design for network application and project management.

CHRIS C. CHEN. Chris C. Chen has been a director of Perfisans since April 30, 2002. He has been the Chairman of General Resources Co. since 1980. General Resources Co. is an international marketer, systems engineer and contractor, which has served the requirements of multiple industries since its operations began in 1980.

Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

CODE OF ETHICS

Our board of directors adopted a Code of Ethics which covers all executive officers of our company and its subsidiaries. The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to our company; engage in transactions in shares of our common stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of our company.

All our executive officers are required to affirm in writing that they have reviewed and understand the Code of Ethics. Our Code of Ethics is exhibited to this annual report on Form 10-KSB as Exhibit 14.

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee financial expert. Since our management recently changed as a result of the acquisition of Perfisans Networks, we were not able to identify and appoint a suitable nominee in time for this annual report. Our management is currently diligently pursuing such a candidate.

COMPENSATION OF THE BOARD OF DIRECTORS

Directors who are also our employees do not receive additional compensation for serving on the Board or its committees. Non-employee directors are not paid any annual cash fee. In addition, directors are entitled to receive options under our Stock Option Plan. All directors are reimbursed for their reasonable expenses incurred in attending Board meetings. We intend to procure directors and officers liability insurance.

LIMITATION ON LIABILITY AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

Under Maryland a director or officer is generally not individually liable to the corporation or its shareholders for any damages as a result of any act or failure to act in his capacity as a director or officer, unless it is proven that:

1. his act or failure to act constituted a breach of his fiduciary duties as a director or officer; and

2. his breach of those duties involved intentional misconduct, fraud or a knowing violation of law.

This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. As a consequence of this provision, stockholders of ours will be unable to recover monetary damages against directors or officers for action taken by them that may constitute negligence or gross negligence in performance of their duties unless such conduct falls within one of the foregoing exceptions. The provision, however, does not alter the applicable standards governing a director's or officer's fiduciary duty and does not eliminate or limit our right or any stockholder to obtain an injunction or any other type of non-monetary relief in the event of a breach of fiduciary duty.

As permitted by Maryland law, our By-Laws include a provision which provides for indemnification of a director or officer by us against expenses, judgments, fines and amounts paid in settlement of claims against the director or officer arising from the fact that he was an officer or director, provided that the director or officer acted in good faith and in a manner he or she believed to be in or not opposed to our best interests. We have purchased insurance under a policy that insures both our company and our officers and directors against exposure and liability normally insured against under such policies, including exposure on the indemnities described above.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under the securities laws of the United States, our directors, our executive (and certain other) officers, and any persons holding ten percent or more of our shares of common stock must report on their ownership of our shares of common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2003, based solely on a review of filings made with the SEC, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, certain information concerning the compensation of our Chief Executive Officer and each other most highly compensated executive officers of our company whose aggregate compensation exceeded $100,000 during the years ended December 31, 2003, 2002 and 2001.

SUMMARY COMPENSATION TABLE


                                  ANNUAL COMPENSATION ($)           LONG TERM COMPENSATION
                                  -----------------------           ----------------------
                                                                            AWARDS           PAYOUTS
                                                                            ------           -------
NAME AND                                             OTHER ANNUAL   SECURITIES UNDERLYING     LTIP       ALL OTHER
PRINCIPAL POSITION          YEAR  SALARY     BONUS   COMPENSATION     OPTIONS/ SARs(#)       PAYOUTS    COMPENSATION
------------------          ----  ------     -----   ------------     ----------------       -------    ------------
TO-HON LAM                  2003  - - -      - - -       - - -            450,000            - - -      - - -
Chairman, President and     2002  - - -      - - -       - - -            - - -              - - -      - - -
CEO                         2001  - - -      - - -       - - -            1,000,000          - - -      - - -
BOK WONG                    2003  - - -      - - -       - - -            300,000            - - -      - - -
Vice President of           2002  - - -      - - -       - - -            - - -              - - -      - - -
Operations & Business       2001  - - -      - - -       - - -            1,000,000          - - -      - - -
Development


OPTION GRANTS IN LAST FISCAL YEAR

NAME AND
PRINCIPAL POSITION          # OF OPTIONS GRANTED  % OF TOTAL OPTIONS GRANTED   EXERCISE PRICE         EXPIRATION DATE
------------------          --------------------  --------------------------   --------------         ---------------
TO-HON LAM
Chairman, President and
CEO                                450,000                   35%               $0.25 per share             7-16-06
                                   =======                   ===               ===============             =======
BOK WONG
VP of Operations &
Business Development               300,000                 23.3%               $0.25 per share             7-16-06
                                   =======                 =====               ===============             =======


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

NAME AND                    SHARES ACQUIRED    VALUE      # OF SHARES UNDERLYING    VALUE OF UNEXERCISED OPTIONS AT
PRINCIPAL POSITION              ON EXERCISE  REALIZED       OPTIONS AT YEAR END                 YEAR END
------------------              -----------  --------       -------------------     -------------------------------
TO-HON LAM
Chairman, President and
CEO                               - - -     - - -                1,450,000                      $2,537,500
                                  =====     =====                =========                      ==========
BOK WONG
VP of Operations &
Business Development              - - -     - - -                1,300,000                      $2,275,000
                                  =====     =====                =========                      ==========


STOCK OPTIONS

Pursuant to the acquisition agreement whereby we acquired all of the capital stock of Perfisans Networks Corporation, all existing options and/or warrants to purchase capital stock of Perfisans Networks Corporation were converted to options and/or warrants to purchase our common stock. Accordingly, we issued employees of Perfisans Networks Corporation an aggregate of 3,794,900 options, each exercisable for a period of two years at $0.25 per share. Our executive officers and directors received an aggregate of 2,750,000 of such options. Our chief executive officer, To-Hon Lam received 1,450,000 of such options and our Vice President of Operations and Business Development received 1,300,000 of such options. No options have been exercised.

On February 12, 2004, the Board of Directors adopted the Perfisans Holdings, Inc. 2004 Stock Option Plan. The Option Plan provides for the grant of incentive and non-qualified stock options to selected employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The Option Plan is administered by the Board of Directors and authorizes the grant of options for 4,000,000 shares. The Board of Directors determines the individual employees and consultants who participate under the Plan, the terms and conditions of options, the option price, the vesting schedule of options and other terms and conditions of the options granted pursuant thereto.

EMPLOYMENT AGREEMENTS

Each of To-Hon Lam, President and Chief Executive Officer and Bok Wong, Vice President of Operations and Business Development, has entered into employment agreements with us. Such agreements are effective upon the effectiveness of the registration statement the first draft of which was filed on February 12, 2004.

Mr. Lam's employment agreement has an initial term of two years with subsequent one-year renewal periods. His employment agreement may be terminated by us for cause or upon his death or disability. In the event of the disability of Mr. Lam, termination of his employment agreement by us following a change in control or termination of his employment agreement by him for good reason, Mr. Lam is entitled to receive (I) the unpaid amount of his base salary earned through the date of termination; (ii) any bonus compensation earned but not yet paid; and(iii) a severance payment equal to one (1) year of his then current salary. In addition, Mr. Lam will be immediately vested in any options, warrants, retirement plan or agreements then in effect. Good reason means (i) a material change of Mr. Lam's duties, (ii) a material breach by us under the employment agreement, or (iii) a termination of Mr. Lam's employment in connection with a change in control.

As used in Mr. Lam's employment agreement, "change in control" means (1) our merger or consolidation with another entity where the members of our Board, do not, immediately after the merger or consolidation, constitute a majority of the Board of Directors of the entity issuing cash or securities in the merger or consolidation immediately prior to the merger or consolidation, or (2) the sale or other disposition of all or substantially all of our assets.

In the event of termination for cause, all of Mr. Lam's unexercised warrants and options, whether or not vested, will be canceled, and Mr. Lam will not be eligible for severance payments. In the event of voluntary termination, all of Mr. Lam's unbelted warrants and options will be canceled and he will have three(3) months from the date of termination to exercise his rights with respect to the unexercised but vested options. He will not be eligible for severance payments.

Mr. Lam's employment agreement provides for an annual salary of $200,000 per year with a $50,000 annual bonus in each subsequent year in the event that we achieve $8 million of revenues in fiscal 2004, $36 million of revenues in fiscal 2005 and $90 million of revenues in fiscal 2006. Mr. Wong has an identical employment agreement to that of Mr. Lam.

The employment agreements for each of Messrs. Kuan, Clarence Wu and Sam Wu are terminable by either us or the employee upon 30 days' notice or by us for cause(as defined in their employment agreements) or upon the death or disability of the employee. However, each of them is entitled to receive severance equal to three months' base salary, payable in six equal consecutive monthly installments in the event that the employee is terminated by us within ninety (90) days following a change in control. In addition, under such circumstances each of them will be immediately vested in any options, warrants, retirement plan or agreements then in effect.

For purposes of the employment agreements for Messrs. Kuan, Wu and Wu, "change in control" means (1) on the date of the merger or consolidation of us with another entity where the members of the Board of Directors, immediately prior to the merger or consolidation, would not, immediately after the merger or consolidation, constitute a majority of the Board of Directors of the entity issuing cash or securities in the merger or consolidation; or (2) on the date of the sale or other disposition of all or substantially all of the assets of our company.

In the event of termination for cause, all unexercised warrants and options held by the applicable employee, whether or not vested, will be canceled and the employee will not be eligible for severance payments. In the event of voluntary termination, all unbelted warrants and options will be canceled and the employee will have three (3) months from the date of termination to exercise his rights with respect to the unexercised but vested options.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 30, 2004, our authorized capitalization consisted of 50,000,000 shares of common stock, par value $.001 per share. As of March 30, 2004, there were 35,326,833 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the shareholder.

The following table sets forth, as of March 30, 2004, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.


                                                                   NUMBER OF SHARES              PERCENTAGE OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                     BENEFICIALLY OWNED (2)            BENEFICIALLY OWNED (3)
----------------------------------------                     ----------------------            ----------------------
To-Hon Lam (4)                                                            8,450,000                            21.54%
Bok Wong (5)                                                              8,300,000                            21.23%
Chris C. Chen (6)                                                         1,500,000                             3.97%
Chao Kuan                                                                   331,300                                 *
Clarence Wu                                                                       0                             - - -
Sam Wu                                                                            0                             - - -
General Resources Co. (6)                                                 1,500,000                             3.97%
Pei-Pei Lee                                                               6,000,000                            15.95%
Sharp Idea Securities Co., Ltd. (7)
Office B, 8th Floor, Wu Yi
Central, 50 Bazaar, Causeway Bay,
Hong Kong                                                                 2,434,667                             6.39%
All officers and directors as a group (5 persons)                        18,581,300                            45.47%


(1) Unless otherwise indicated, the address of each person listed below is c/o Perfisans Holdings, Inc., at 4118 14th Ave., Unit #4, Markham, Ontario L3R 0J6.

(2) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(3) Figures may not add up due to rounding of percentages.

(4) Includes 1,450,000 shares of common stock subject to presently exercisable options.

(5) Includes 1,300,000 shares of common stock subject to presently exercisable options.

(6) Chris Chen is the Chairman of General Resources Co. and as such the shares owned by General Resources may be deemed to be beneficially owned by Mr. Chen.

(7) Includes 488,000 shares of common stock subject to presently exercisable warrants. Sharp Idea Securities Co. is controlled by Sai Hung Li.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2002, General Resources Co., a company whose chairman is Chris Chen, a director of ours, loaned Perfisans an aggregate of $412,950. In 2003, General Resources loaned Perfisans and additional $50,000. Perfisans repaid General Resources $100,000 on June 23, 2003 and an additional $100,000 on October 9, 2003. The outstanding balance on the loan was $261,597 on December 31, 2003. The loan bears interest at 2% above prime and is repayable upon demand. In March 2004, we borrowed an additional $250,000 from General Resources. The loan bears interest at 2% per month and is repayable the sooner of July 3, 2004 or the receipt of proceeds at least $5,000,000 from the sale of securities. We intend to repay all of our loans from General Resources out of the proceeds of the sale of stock to SBI and Westmoreland.

In January 2004, we entered into an agreement with Trilogy Capital Partners, Inc., which is affiliated with Westmoreland, one of the selling stockholders. The agreement provides for Trilogy to assume all responsibilities of an in-house investor relations officer. Under the agreement, Trilogy generates all corporate and shareholder communications, retail and institutional investor contact and media. The agreement provides for a fee of $7,500 per month for a period of twelve months.

Other than the foregoing, there have been no transactions between our company and any of our officers, directors, 10% shareholders or any other affiliates required to be reported hereunder.

ITEM 13.       EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

         3.1.1    Articles of Incorporation (1)

         3.1.2    Amendment to the Articles of Incorporation (2)

         3.2      Bylaws (1)

         10.1 Acquisition Agreement by and between Perfisans Holdings, Inc. and Perfisans Networks Corporation (2)

         10.2 Stock Purchase Agreement by and between the Registrant and SBI Brightline Consulting, LLC. dated February 12, 2004 (2)

         10.3 Stock Purchase Agreement by and between the Registrant and Trilogy Capital Partners, Inc. dated February 12, 2004 (2)

         10.4 Services Agreement by and between the Registrant and Trilogy Capital Partners, Inc. (2)

         10.5     Employment Agreement with To-Hon Lam(2)

         10.6     Employment Agreement with Bok Wong(2)

         14       Code of Ethics (2)

         21       Subsidiaries of the registrant (2)

         31       Rule 13a-14(a)/15d-14(a) Certification. (2)

         32 Certification by the Chief Executive Officer & Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements. (2)*

(1) Incorporated by reference to the Form 10 filed by the registrant on December 15, 2000.
(2)      Filed herewith.


* The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K.

There were no reports filed on Form 8-K during the last quarterly period covered by this report.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to our company for the fiscal years ended December 31, 2003 and 2002 by our principal accountant, Dohan & Company, are as follows:


                                   2003                         2002

Audit Fees                                                    $6,282

Audit-Related Fees       $3535 - 10QSB 3/31/03
                         $3955 - 10QSB 6/30/03
                         $3300 - 10QSB 9/30/03

Tax Fees                 - - -                                $495 (1)

All Other Fees           - - -                                $455 (2)

         Total                         $10,790                $7,232

(1) Paid to Steele & Co.

(2) Finance Charges paid to Dohan & Company.

We do not have an audit committee. Since our management recently changed as a result of the acquisition of Perfisans Networks, we were not able to identify and appoint a suitable nominee in time for this annual report. Our management is currently diligently pursuing such a candidate and will appoint an audit committee promptly.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

             PERFISANS HOLDINGS, INC.

             By:     /s/ To-Hon Lam
                     --------------
                     CEO, Principal Accounting Officer and Chairman of the Board

           In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.


--------------------------------------------------------------------------------------------------------------------
SIGNATURE                        TITLE                                                                DATE
---------                        -----                                                                ----
--------------------------------------------------------------------------------------------------------------------
/s/ To-Hon Lam                   CEO, Principal Accounting Officer and Chairman of the Board          March 30, 2004
----------------------------
--------------------------------------------------------------------------------------------------------------------
To-Hon Lam
--------------------------------------------------------------------------------------------------------------------
/s/ Bok Wong                     Vice President of Operations & Business Development and Director     March 30, 2004
----------------------------
--------------------------------------------------------------------------------------------------------------------
Bok Wong
--------------------------------------------------------------------------------------------------------------------
/s/ Chris C. Chen                Director                                                             March 30, 2004
----------------------------
--------------------------------------------------------------------------------------------------------------------
Chris C. Chen
--------------------------------------------------------------------------------------------------------------------

INDEX TO EXHIBITS

EXHIBIT NO.       DESCRIPTION OF EXHIBITS

3.1.1             Articles of Incorporation (1)

3.1.2             Amendment to the Articles of Incorporation (2)

3.2               Bylaws (1)

10.1              Acquisition Agreement by and between Perfisans Holdings,  Inc.
                  and Perfisans Networks Corporation (2)

10.2 Stock Purchase Agreement by and between the Registrant and SBI Brightline Consulting, LLC. dated February 12, 2004 (2)

10.3 Stock Purchase Agreement by and between the Registrant and Trilogy Capital Partners, Inc. dated February 12, 2004 (2)

10.4 Services Agreement by and between the Registrant and Trilogy Capital Partners, Inc. (2)

10.5              Employment Agreement with To-Hon Lam (2)

10.6              Employment Agreement with Bok Wong (2)

14                Code of Ethics (2)

21                Subsidiaries of the registrant (2)

31                Rule 13a-14(a)/15d-14(a) Certification. (2)

32 Certification by the Chief Executive Officer & Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements. (2)*

(1) Incorporated by reference to the Form 10 filed by the registrant on December 15, 2000.
(2)               Filed herewith.


* The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.