Form 10KSB/A
period 2003-12-31
PERFISANS HOLDINGS INC
filed 2004-03-31
CIK 1049861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                  -------------

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

                                EXPLANATORY NOTE

Perfisans Holdings, Inc., filed its Form 10-KSB for the year ended December 31, 2003, on March 30, 2004. The originally filed Form 10-KSB inadvertently omitted exhibits 10.1 through 10.6, which are filed with this amendment and enumerated accordingly. This amendment contains no other changes to the 10-KSB other than the insertion of page numbers as well as certain typographical corrections made under the heading "Research and Development" under Item 1. Business.


                                TABLE OF CONTENTS
                                -----------------

                                                                                                               Page
                                                                                                               ----
PART I........................................................................................................... 1

         Item 1.  Business....................................................................................... 1

         Item 2.  Properties.....................................................................................11

         Item 3.  Legal Proceedings..............................................................................11

         Item 4.  Submission of Matters to a Vote of Security Holders............................................11


PART II..........................................................................................................13


         Item 5.  Market for Registrant's  Common Stock and Related Stockholder Matters..........................13

         Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........15

         Item 7.  Financial Statements..................................................................F-1 to F-24

         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........21

         Item 8A. Controls and Procedures........................................................................21


PART III.........................................................................................................22


         Item 9.  Directors and Executive Officers of the Registrant.............................................22

         Item 10. Executive Compensation.........................................................................25

         Item 11. Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters................................................................27

         Item 12. Certain Relationships and Related Transactions.................................................28

         Item 13. Exhibits and Reports on Form 8-K...............................................................28

         Item 14. Principal Accountant Fees and Services.........................................................29

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

The following table summarizes the major expenses:


                                                         2002           2003
                                                       --------       --------

R&D Salary                                              685,237        510,489

Components                                               18,727         19,533

IP & IP Maintenance                                     270,233         19,533

Non Recurring Engineering Charges                       384,389          1,058

Sub-Contractor Fee                                      305,732        163,908
------------------                                    ---------       --------
                                                      1,664,319        714,521
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


                             PERFISANS HOLDINGS INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2003 AND 2002

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                        (AMOUNTS EXPRESSED IN US DOLLARS)




                                TABLE OF CONTENTS


Report of Independent Auditors                                               F-1

Consolidated Balance Sheets as of December 31, 2003 and 2002           F-2 - F-3

Consolidated Statements of Operations for the years ended
    December 31, 2003 and 2002                                               F-4

Consolidated Statements of Cash Flows for the years ended
    December 31, 2003 and 2002                                         F-5 - F-6

Consolidated Statements of Changes in Stockholders' Equity
    (Deficiency) for the years ended December 31, 2003 and 2002              F-7

Notes to Consolidated Financial Statements                            F-8 - F-24

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