Form 10QSB
period 2004-03-31
PERFISANS HOLDINGS INC
filed 2004-05-18
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended March 31, 2004 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to_______

                          Commission File No. 000-27773

                            PERFISANS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)



--------------------------------------------------------------------------------
          MARYLAND                                       91-1869317
--------------------------------------------------------------------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)
--------------------------------------------------------------------------------


                4118 14TH AVE., UNIT #4, MARKHAM, ONTARIO L3R 0J6
                    (Address of principal executive offices)

Registrants' telephone number, including area code: (905) 943-9996
                                                     -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes | | No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 14, 2004 there were 37,660,189 shares of common stock, par value $0.001 per share, outstanding.

                            PERFISANS HOLDINGS, INC.


PART I - FINANCIAL INFORMATION


Item 1. Financial Statements ............................................................................1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ...........2

Item 3. Controls and Procedures .........................................................................6


PART II - OTHER INFORMATION


Item 1. Legal Proceedings................................................................................7

Item 2. Changes in Securities............................................................................7

Item 3. Defaults Upon Senior Securities..................................................................7

Item 4. Submission of Matters to a Vote of Security Holders..............................................7

Item 5. Other Information................................................................................7

Item 6. Exhibits and Reports on Form 8-K.................................................................7


SIGNATURES...............................................................................................8

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


Certain statements contained herein including, without limitation, those concerning (i) the strategy of Perfisans Holdings, Inc. ("Perfisans"), (ii) Perfisans' expansion plans and (iii) Perfisans' capital expenditures, contain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning Perfisans' operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Perfisans undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                          PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS







                            PERFISANS HOLDINGS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                                   (UNAUDITED)

                            PERFISANS HOLDINGS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                                   (UNAUDITED)



                                TABLE OF CONTENTS


       Interim Consolidated Balance Sheets as of March 31, 2004
           and December 31, 2003                                                                     F-1 - F-2

       Interim Consolidated Statements of Operations for the three months
           ended March 31, 2004 and 2003                                                                   F-3

       Interim Consolidated Statements of Cash Flows for the three months ended
           March 31, 2004 and 2003                                                                         F-4

       Interim Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
           for the three months ended March 31, 2004 and for the year ended
           December 31, 2003                                                                               F-5

       Notes to Interim Consolidated Financial Statements                                            F-6 - F-9

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)
                                                       March 31,    December 31,
                                                            2004            2003

                                                              $               $
                                     ASSETS
       CURRENT ASSETS

    Cash and cash equivalents                            596,761         484,848
    Accounts receivable                                  184,979          46,034
    Prepaid expenses and deposits                         28,694          62,665
    Inventory                                            106,371              --
                                                      ----------      ----------

                                                         916,805         593,547

PROPERTY, PLANT AND EQUIPMENT                            198,022         209,220

INTELLECTUAL PROPERTY                                          1               1
                                                      ----------      ----------










                                                       1,114,828         802,768
                                                     ===========      ==========







          The accompanying notes are an integral part of these interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)
                                                        March 31,  December 31,
                                                             2004          2003

                                                              $             $
                                   LIABILITIES
CURRENT LIABILITIES

    Accounts payable and accrued liabilities              609,595       302,325
    Current portion of long-term debt                      35,611        39,851
    Promissory note payable                               250,000            --
                                                       ----------    ----------

                                                          895,206       342,176

LOAN FROM A SHAREHOLDER                                   339,260       264,767
                                                       ----------    ----------

                                                        1,234,466       606,943
                                                       ----------    ----------

                        STOCKHOLDERS' EQUITY (DEFICIENCY)

CAPTIAL STOCK                                              37,660        37,660

ADDITIONAL PAID-IN CAPITAL                              6,161,823     6,117,173

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)             (97,846)      (94,459)

DEFICIT                                                (6,221,275)   (5,864,549)
                                                       ----------    ----------

                                                         (119,638)      195,825
                                                       ----------    ----------

                                                        1,114,828       802,768
                                                       ==========    ==========






          The accompanying notes are an integral part of these interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)
                                                            2004           2003

                                                              $              $

              REVENUE                                    335,818             --

                  Cost of goods sold                     313,370             --
                                                     -----------    -----------

              GROSS PROFIT                                22,448             --
                                                     -----------    -----------

              OPERATING EXPENSES

                General and administration               460,466         71,257
                Interest                                     438            602
                Management salaries                       50,000         50,000
                Amortization                              15,428          6,816
                                                     -----------    -----------

              TOTAL OPERATING EXPENSES                   526,332        128,675
                                                     -----------    -----------

              OPERATING LOSS                            (503,884)      (128,675)

                  Interest income and research and
                  development tax refund                 147,158             64
                                                     -----------    -----------

              NET LOSS                                  (356,726)      (128,611)
                                                     ===========    ===========

              Loss per share, basic and diluted            (0.01)         (0.00)
                                                     ===========    ===========

              Weighted average shares outstanding     37,660,189     32,942,967
                                                     ===========    ===========





          The accompanying notes are an integral part of these interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                    2004        2003


                                                                      $           $
     CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                    (356,726)   (128,611)
    Items not requiring an outlay of cash:
         Amortization                                             15,428       6,816
         Management salaries contributed                          50,000      50,000
         Increase in accounts receivable                        (138,667)     (3,220)
         Decrease in prepaid expenses and deposits                33,120       2,080
         Increase in accounts payable and accrued liabilities    307,402      32,707
         Increase in inventory                                  (105,785)         --


NET CASH USED IN OPERATING ACTIVITES                            (195,228)    (40,228)


CASH FLOWS FROM FINANCING ACTIVITIES

    Repayment of long-term debt                                   (3,794)     (8,280)
    Proceeds from promissory note payable                        250,000          --
    Proceeds from loan from a shareholder                         76,885          --
    Proceeds from issuance of shares                                  --     200,000
    Payment of share issue cost                                   (5,350)         --


NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                  317,741     191,720


CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property, plant and equipment                     (6,503)       (116)


NET CASH FLOWS USED IN INVESTING ACTIVITIES                       (6,503)       (116)


EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES                  (4,097)     10,698


NET INCREASE IN CASH AND CASH EQUIVALENTS
    FOR THE YEAR                                                 111,913     162,074

    Cash and cash equivalents, beginning of year                 484,848      28,188


CASH AND CASH EQUIVALENTS, END OF YEAR                           596,761     190,262



          The accompanying notes are an integral part of these interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND FOR THE YEAR ENDED
DECEMBER 31,2003
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                      Common
                                                       stock         Common        Class A      Class A      Class B         Class B
                                                   number of          stock      number of       shares    number of          shares
                                                      shares         amount         shares       amount       shares          amount
                                                   ---------         ------     ----------     --------    ---------        --------
                                                                         $                       $                          $
Balance as of December 31, 2002                           --             --     21,350,000          195    1,475,005         43,515
Issuance of Class B shares for services                   --             --             --           --      110,000          7,000
Issuance of Class A convertible preference                --             --             --           --           --             --
   shares for services
Issuance of Class A shares as payment for                 --             --      1,142,500           --           --             --
   raising capital
Issuance of Class A convertible preference
   shares as payment for raising capital                  --             --             --           --           --             --
Issuance of Class A shares for cash                       --             --      1,500,000      744,598           --             --
Issuance of Class A convertible preference
   shares for cash                                        --             --             --           --           --             --
Recapitalization pursuant to reverse acquisition  37,786,519         37,786    (23,992,500)    (744,793)  (1,585,005)       (50,515)
Cancellation of Common stock                        (126,330)          (126)            --           --           --             --
Management salaries contributed                           --             --             --           --           --             --
Stock-based compensation                                  --             --             --           --           --             --
Foreign currency translation                              --             --             --           --           --             --
Net loss for the year                                     --             --             --           --           --             --
                                                 -----------    -----------    -----------  -----------  -----------    -----------
Balance as of December 31, 2003                   37,660,189         37,660             --           --           --             --
Share issue expense                                       --             --             --           --           --             --
Management salaries contributed                           --             --             --           --           --             --
Foreign currency translation                              --             --             --           --           --             --
Net loss for the year                                     --             --             --           --           --             --
                                                 -----------    -----------    -----------  -----------  -----------    -----------
Balance as of March 31, 2004                      37,660,189         37,660             --           --           --             --
                                                 ===========    ===========    ===========  ===========  ===========    ===========

                                                     Class A        Class A
                                                 convertible    convertible                                              Accumulated
                                                  preference     preference     Additional                                     other
                                                   number of         shares        paid-in              Comprehensive  comprehensive
                                                      shares         amount        capital      Deficit          loss   income(loss)
                                                 -----------    -----------     ----------   ---------- -------------  -------------
                                                                   $              $            $                 $           $
Balance as of December 31, 2002                    4,462,500      2,133,000      1,330,575   (3,978,846)          --          1,531
Issuance of Class B shares for services                   --             --             --           --           --             --
Issuance of Class A convertible preference           600,000        360,000             --           --           --             --
   shares for services
Issuance of Class A shares as payment for                 --             --             --           --           --             --
   raising capital
Issuance of Class A convertible preference
   shares as payment for raising capital             532,792             --             --           --           --             --
Issuance of Class A shares for cash                       --             --             --           --           --             --
Issuance of Class A convertible preference
   shares for cash                                 1,770,170        938,553             --           --           --             --
Recapitalization pursuant to reverse acquisition  (7,365,462)    (3,431,553)     4,189,074           --           --             --
Cancellation of Common stock                              --             --            126           --           --             --
Management salaries contributed                           --             --        200,000           --           --             --
Stock-based compensation                                  --             --        397,398           --           --             --
Foreign currency translation                              --             --             --           --      (95,990)       (95,990)
Net loss for the year                                     --             --             --   (1,885,703)  (1,885,703)            --
                                                 -----------    -----------    -----------  -----------  -----------    -----------
Balance as of December 31, 2003                           --             --      6,117,173   (5,864,549)  (1,981,693)       (94,459)
Share issue expense                                       --             --         (5,350)          --           --             --
Management salaries contributed                           --             --         50,000           --           --             --
Foreign currency translation                              --             --             --           --       (3,387)        (3,387)
Net loss for the year                                     --             --             --     (356,726)    (356,726)            --
                                                 -----------    -----------    -----------  -----------  -----------    -----------
Balance as of March 31, 2004                              --             --      6,161,823   (6,221,275)    (360,113)       (97,846)
                                                 ===========    ===========    ===========  ===========  ===========    ===========





          The accompanying notes are an integral part of these interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)



       1. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles in the United Stated of America for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals)
          considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. Interim consolidated financial statements should be read in conjunction with the company's annual audited consolidated financial statements.


       2. SECURITIES EXCHANGE AGREEMENT AND REVERSE ACQUISITION

          On December 19, 2003, Griffin Industries, Inc. ("Griffin"), a publicly traded company, entered into an Acquisition Agreement with Perfisans Networks Corporation, a Canadian corporation ("Perfisans"). In exchange for the acquisition of the 100% interest in Perfisans, the shareholders of Perfisans were issued a total of 32,942,967 Common shares of Griffin. Following the acquisition, the former shareholders of Perfisans hold 87.5% of the 37,660,189 shares of common stock of Griffin. Consequently, even though Griffin is the legal acquirer, this transaction will be treated as an acquisition of Griffin by Perfisans and as a recapitalization by Perfisans for accounting purposes.

          As part of this transaction, the company changed its name from Griffin Industries, Inc. to Perfisans Holdings, Inc. Accordingly, these financial statements are titled Perfisans Holdings, Inc. The comparative financial statements are those of Perfisans, the accounting acquirer.


       3. NATURE OF OPERATIONS AND GOING CONCERN

          Perfisans Holdings, Inc. (the "Company") is a technology development company. The principal activity of the Company is the design and development of integrated circuits for commercial purposes.

          The Company was previously in the development stage and commenced earning revenue during the first quarter of 2004. The Company has incurred losses since its incorporation. The Company has funded its operations to date through the issuance of shares.

          The Company plans to introduce products to the market beginning in 2004. Three products are planned for release in 2004. These products are focused on the network interface semiconductor integrated circuits.

          Product 1 - SNA 1020A. The Company anticipates releasing this network interface chip towards the end of the 2nd quarter of 2004.

PERFISANS HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)



       3. NATURE OF OPERATIONS AND GOING CONCERN (cont'd)

          Product 2 - SNA 1000. Low cost, single chip Gigabit network interface chip. Management is marketing this product primarily to network card manufacturers who are marketing products geared toward the consumer market. The Company plan on releasing this network interface chip towards the end of the 2nd quarter of 2004.

          Product 3 - SNA 1010. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the consumer market. The Company plans to release this product in the fourth quarter of 2004.

          Despite having limited revenue since inception, the Company believes that its management has developed a business plan, that if successfully implemented could substantially improve the Company's operational results and financial conditions. However, the Company can give no assurances that its current cash flows from operations, if any, and proceeds from the sale of securities, will be adequate to fund its expected operating and capital needs for the next twelve months. The adequacy of cash resources over the next twelve months is primarily dependent on its operating results and the ability to obtain proceeds from the sales of securities. The projected cash requirement for the next twelve months will be 10 million dollars. The proceeds from the sale of 4,000,000 shares to SBI and Westmoreland will be adequate to fund its expected operating and capital needs for the next twelve months.


       4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a.   Inventory

                Inventory comprises of work-in-progress items and is recorded at the lower of cost and net realizable value. Cost is determined on the first-in, first-out basis.

           b.   Revenue Recognition

                Sales represent the invoiced value of goods supplied to customers. Revenues are recognized upon the passage of title to the customers, provided that the collection of the proceeds of sales is reasonably assured.

PERFISANS HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)



       5. INTELLECTUAL PROPERTY
                                                  March 31,        December 31,
                                                       2004                2003

                                                         $                   $

          Intellectual property                     327,324             327,324
          Less:  Impairment write down             (327,323)           (327,323)
                                                -----------         -----------

                                                          1                   1
                                                ===========         ===========

          Intellectual property represents licenses to use, modify and prepare derivative works of licensors' source material. Licenses may be subject to annual and usage fees. The terms of the licenses continue indefinitely unless breached by the terms of the agreements. As at March 31, 2004 and December 31, 2003, the Company had three licensing agreements, which it entered into between April 2002 and July 2002. These licenses are non-transferable, non-sublicensable and royalty free. The Company must pay annual support and maintenance fees to the licensors to maintain the terms of the agreements. These licenses give the Company the right to incorporate licensor software into the Company's internally-developed software and the products it is developing.

          Annual support and maintenance fees are expensed as they become due.

          The Company evaluates the recoverability of the intellectual property and reviews the impairment on an annual basis and at any other time if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount utilizing the guidance of SFAS 142, "Goodwill and other Intangible Assets". Several factors are used to evaluate the intellectual property, including but not limited to, management's plans for future operations, recent operating results and projected undiscounted cash flows. As at March 31, 2004 and December 31, 2003, significant doubt exists with respect to the recoverability of these licenses. Consequently, intellectual property has been written-down to a nominal value of $1.


       6. PROMISSORY NOTE PAYABLE

          Promissory note payable bears interest at 2% per month, with principal and interest payable at the earlier of i) July 2004; or ii) upon the Company's receipt of at least $4,000,000 in gross proceeds from public or private sale of the company's securities.

PERFISANS HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)



       7. RELATED PARTY TRANSACTION

          Included in cost of sales are $143,200 of purchases from a shareholder of the company. As at March 31, 2004, there are $142,026 included in accounts payable due to this shareholder.


       8. CONTINGENT LIABILITY

          The Company has received a Job Creation Loan in the amount of $77,000. If job creation under the loan program does not materialize, the penalty will be a retroactive increase in the interest rate to prime plus 2.5%, per annum, from prime plus 0.25% per annum.

          Management is unable to determine the likelihood of this penalty materializing as at March 31, 2004. Any expense that may result from this penalty will be recognized in the period in which it becomes known.


       9. REGISTRATION STATEMENT

          On February 12, 2004, the Company filed a registration statement whereby the company is offering up to 4,000,000 shares of common stock in two tranches. Tranche 1 is 2,000,000 shares at $2.00 each and Tranche 2 is 2,000,000 shares at $3.00 each. As at March 31, 2004, the offering is in the process of being reviewed by the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
The following discussion and analysis should be read in conjunction with the financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-QSB.

This filing contains forward-looking statements. The words "anticipate," "believe," "expect, "plan," "intend," "seek," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. Such statements include references to future operations, future capital expenditures, future net cash flow and other measures of financial performance. As such, these statements involve risks and uncertainties which include, without limitation, those relating to general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, our ability to achieve further market penetration and obtain additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, our actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all forward-looking statements made in this Quarterly Report on Form 10-QSB are qualified by reference to these cautionary statements.

OVERVIEW

On December 19, 2003, Perfisans Holdings, Inc., a Maryland corporation formerly known as Griffin Industries, Inc., acquired 100% of the capital stock of Perfisans Networks Corporation, an Ontario corporation.

This transaction was accounted for as a reverse acquisition. We changed our name to Perfisans Holdings, Inc. ("Perfisans") in conjunction with the reverse acquisition. We are the surviving entity for legal purposes and the Ontario corporation is the surviving entity for accounting purposes.

Accordingly, the financial statements include the following:

The statements of operations include the operations of Perfisans Networks Corporation for the periods presented.

Pursuant to the acquisition, all capital stock shares and amounts and per share data were retroactively restated.

Because we have recorded nominal revenues to date, our independent accountants have prepared our financial statements with the assumption that there is substantial doubt that we can continue as a going concern. Our ability to continue as a going concern is dependent on our ability to effect our Plan of Operations.

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

In the summer of 1998, we terminated our status as a business development company, and regulation under the Investment Company Act of 1940, due to our intention to acquire 100% of the assets or shares of heavy construction equipment companies.

Due to a downturn in the private and public capital markets in late 1998 and early 1999, and in particular in the valuations of heavy construction equipment companies, we abandoned the acquisition plan and after conducting extensive research, our board of directors decided to pursue a business plan that called for the acquisition of companies that provide services via the Internet.

Since 2000, we have explored a variety of potential business opportunities and did not actively conduct significant operations while complying with SEC reporting requirements in order to maintain our status as a public company until a suitable acquisition candidate was found.

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

We plan to introduce products to the market starting in 2004. There are three products planned for release in 2004. These products relate to network interface semiconductor integrated circuits.

1. Product 1 - SNA1020 Perfisans anticipates releasing this network interface chip towards the end of the 2nd quarter of 2004.

2. Product 2 - SNA 1000. Management plans to market this low cost, single chip Gigabit network interface chip primarily to network card manufacturers market products geared toward the consumer market. We plan on releasing this product towards the end of the 2nd quarter of 2004.

3. Product 3 - SNA 1010. This product will also be targeted for low cost consumer products. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the consumer market. We plan to release this product in the 4th quarter of 2004.

We have finished the designs of 2 Ethernet Accelerator chips, the "SNA1020A" and "SNA 1000". These chips are now in course of manufacture and are planned for release towards the end of the 2nd quarter of 2004. For the next twelve months, the engineering team will be concentrated on the support and further development of these two chips. The development of a further integrated solution of the product SNA1010 will begin. The engineering team will also work on the design aspect of future iSCSI product.

Taiwan and China are key regions and Perfisans is currently setting up agreements with representatives and distributors who have strong relationships with, and are in our management's opinion equipped to penetrate and serve, the identified strategic customers in these regions. Perfisans has identified a few potential distributors and representatives in these areas. Plans are set to visit these key customers with our new chips and reference designs, together with our representatives and distributors, starting in May 2004. It is our intention to establish agreements with these distributors and representatives. Our Marketing and Product Development teams have collaborated on the planning of our new product roadmap, and sales and business development activity will be synchronized with the product introduction plans.

A similar process will be followed in North America, the UK, Europe, Scandinavia and the Middle East; however, Taiwan and China are considered to be the initial priorities.

Despite our minimal revenues to date, we believe that our management has developed a business plan that if successfully implemented could substantially improve our operational results and financial conditions. The adequacy of cash resources over the next twelve months will depend primarily on our operating results and the ability to obtain proceeds from the sales of securities. We currently estimate our projected cash requirement for the operation for the next twelve months to be approximately $6 million. The remaining portion of the funding in the amount of $4 million will be used for working capital. The proceeds from the sales of these securities to SBI and Westmoreland will in Management's estimation be adequate to fund our expected operating and capital needs for at least the next eighteen months. In case of a shortage of cash, we may reduce the amount of inventory and consider the sale of additional securities.

We plan to spend approximately $1 million in Computer Aided Design (CAD) tools. A total of $1.5 million is allocated for non-recurring Engineering (NRE) Charges for development of the Semiconductor chips.

We plan to increase the total number of employees from 20 to 24 in the next twelve months. There will be an additional sales and marketing person added and the other three will be primarily R&D people.

RESULTS OF OPERATIONS FOR PERFISANS HOLDINGS, INC.

Our revenue to date came from the sale of ADSL modems and ADSL load balancers. This represented a business opportunity that arose during the first quarter. The Company may continue to explore such business opportunities in the future. However the plan of the company is develop a marketing strategy for its own internally developed chips. There is total revenue of $335,818 with a profit of $22,448 for the period.

Total operating cost increased for the three-month period ending March 31, 2004, from $128,675 to $526,332 or 309% from the corresponding prior year period. This increase was primarily due to the increase in operating activities during the period.

General and Administration fees increased for the three month ending March 31, 2004, from $71,257 to 460,466 or 546% from the corresponding prior year period, primarily as a result of the larger operation and more overseas activities. This period also included $46,471 being the annual maintenance fees having been paid for Computer Aid Design (CAD) Software and Intellectual Property (IP).

At the end of March, Perfisans started the process of registering a branch in Taiwan. We anticipate that the Taiwan branch will promote efficiency in our communications and transactions with Taiwanese customers. The registration process was completed in April, 2004.

Perfisans has issued promissory notes for up to $250,000 as bridge financing at an interest of 2% per month with principal and interest payable by July 25, 2004 or upon the receipt of at least $4,000,000 in gross proceeds from sale of the company's securities.

During the quarter, the Company received an additional loan $107,250 from a shareholder, General Resources Company, at an interest of 2% per month. The repayment date has not as yet been formalized.

OFF-BALANCE SHEET ARRANGEMENTS
None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:
Contractual obligations as of March 31, 2004 are as follows:

                          PAYMENTS DUE BY END OF PERIOD

--------------------------------------------------------------------------------------------------------
CONTRACTUAL             TOTAL       LESS THAN 1 YEAR  AFTER 1-3 YEARS     3-5 YEARS       MORE THAN 5
OBLIGATIONS                                                                                 YEARS
--------------------------------------------------------------------------------------------------------
BUILDING LEASES            $852,831         $162,444         $324,888         $324,888          $40,611
--------------------------------------------------------------------------------------------------------
EQUIPMENT LEASES                 --               --               --               --               --
--------------------------------------------------------------------------------------------------------
LONG-TERM DEBT              $35,994          $15,426          $20,568               --               --
--------------------------------------------------------------------------------------------------------
SHORT-TERM DEBT            $250,000         $250,000               --               --               --
--------------------------------------------------------------------------------------------------------
     TOTAL               $1,138,825         $427,870         $345,456         $324,988          $40,611
--------------------------------------------------------------------------------------------------------

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation clarifies rules relating to consolidation where entities are controlled by means other than a majority voting interest and instances in which equity investors do not bear the residual economic risks. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and for interim and annual periods beginning after December 15, 2003 for interests acquired prior to February 1, 2003. We currently have no ownership in variable interest entities and, therefore, adoption of this standard currently has no financial reporting implications. In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on our financial position or results of operations.

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


ITEM 3.  CONTROLS AND PROCEDURES

Based on an evaluation as of the date of the end of the period covered by this Form 10-QSB, our Chief Executive Officer and Principal Accounting Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

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


                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

4.1 Promissory Note in the principal face amount of $250,000 issued to the Concord Idea Corp. and dated March 25, 2004.*

4.2 Loan Agreement in the principal face amount of $107,250 entered into by Perfisans Networks Corporation, a wholly owned subsidiary of the registrant and General Resources Company and dated March 25, 2004.*

31 Certification of Chief Financial Officer and Principal Accounting Officer, pursuant to Rule 13a - 14(a).*

32 Certification of Chief Executive Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith



(b)     Reports on Form 8-K.

1 On January 5, 2004 the Registrant filed a Form 8-K relating to the completion of its previously announced acquisition of Perfisans Networks Corporation.

2 On March 30, 2004, the registrant filed a Form 8-K/A disclosing the termination of its former independent auditor Dohan & Company and the appointment of Schwartz Levitsky Feldman llp as its new independent auditor. In addition, the Form 8-K/A filed by the registrant amended the Form 8-K filed on January 5, 2004 to include the required financial statements of the business acquired and pro forma financial information.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       PERFISANS HOLDINGS, INC.


May 18, 2004           By: /s/ To-Hon Lam
                           ---------------

                       To-Hon Lam
                       Chief Executive Officer and Principal Accounting Officer