Form 10KSB/A
period 2003-12-31
PERFISANS HOLDINGS INC
filed 2004-05-28
CIK 1049861

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

          As of March 30, 2004 there were 37,660,189 shares of common stock, par value $0.001 per share, outstanding.

                                EXPLANATORY NOTE

Perfisans Holdings, Inc., filed its Form 10-KSB for the year ended December 31, 2003, on March 30, 2004. The originally filed Form 10-KSB inadvertently omitted exhibits 10.1 through 10.6, which were filed with the amendment filed on March 31, 2004 and enumerated accordingly. This amendment contains other changes to the 10-KSB which reflect changes to the Management's Discussion and Analysis Section and the Financial Statements necessitated by changes made in response to the Commission's comments on Perfisans' Registration Statement on Form SB-2. Other than those changes, no other changes are made other than the insertion of page numbers as well as certain typographical corrections made under the heading "Research and Development" under Item 1. Business.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Prospectus.


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

Accordingly, the financial statements include the following:

   o The statements of operations include the operations of Perfisans Networks Corporation for the periods presented.

   o Pursuant to the acquisition, all capital stock shares and amounts and per share data were retroactively restated.

Because we have recorded nominal revenues to date, we have prepared our financial statements with the assumption that there is substantial doubt that we can continue as a going concern. Our ability to continue as a going concern is dependent on our ability to effect our Plan of Operations.

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

          1. Product 1 - SNA1020 Perfisans anticipates releasing this network interface chip by the end of the second quarter of 2004.

          2. Product 2 - SNA 1000. A low cost, single chip Gigabit network interface chip. Management plans to market this product primarily to network card manufacturers market products geared toward the consumer market. We plan on releasing this product by the end of the 2nd quarter of 2004.

          3. Product 3 - SNA 1010. This product will also be targeted for low cost consumer products. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the consumer market. We plan to release this product in the 4th quarter of 2004.

We have finished the designs of 2 Ethernet Accelerator chips, the "SNA1020A" and "SNA 1000". These chips are now in course of manufacture and are planned for release by the end of the 2nd quarter of 2004. For the next twelve months, the engineering team will be concentrated on the support and further development of these two chips. The development of a further integrated solution of the product SNA1010 will begin. The engineer team will also work on the design aspect of future iSCSI product.

Along with Canada, Taiwan and China are key regions for us to penetrate to affect our plan of operations. Manufacturers Agents (known as "reps") and Distributors (known as "distis") will be contracted to market and sell Perfisans' chips. A disti buys, resells and maintains local inventories of, the computer chips that Persifans will provide. The disti is responsible for the costs of selling to customers, accounts receivables, collections and the maintenance of local inventories, that otherwise would fall on Perfisans. A rep earns commissions on the sales of Perfisans' chips. A rep is a separate, arms length company that negates or minimizes the need for Perfisans to staff its own field sales force, thereby minimizing Perfisans' cost of sales. In some cases the rep and disti will be one and the same company capable of acting in either rep or disti mode according to the best local market needs. In rep mode, the rep earns commissions on sales of our chips. In disti mode, the disti buys and resells our chips and maintains local inventories. The current industry trend is for reps and distis to be combined in one company.

          Our sales costs are:

          o Travel costs by the sales people to the market areas at intervals dictated by sales activity and priorities,

          o The commission that has to be paid for the reps which will be pegged at 10% to 15% of the selling price, and

          o The costs of locally based support staffs as determined by the needs of penetrating and maintaining specific strategic customers.

We are currently engaged in negotiations with reps and distis in Canada and Taiwan. We have not yet entered into any formal agreements with any reps or distis in these regions. Management believes that we will establish satisfactory rep &/or disti agreements to coincide with the launch of our products by the end of the second quarter of 2004.

A similar process will be followed in North America, the UK, Europe, Scandinavia and the Middle East, however Taiwan and China are considered to be the initial priorities.

Despite our minimal revenues to date, we believe that our management has developed a business plan that if successfully implemented could substantially improve our operational results and financial conditions. The adequacy of cash resources over the next twelve months will depend primarily on our operating results and the ability to obtain proceeds from the sales of securities. We currently estimate our projected cash requirement for the next twelve months to be approximately $6 million. The remaining portion of the funding in the amount of $4 million will be used for working capital. The proceeds from the sales of securities to SBI and Westmoreland will in Management's estimation be adequate to fund our expected operating and capital needs for at least the next eighteen months. In case of a shortage of cash, we will reduce the amount of inventory and consider the sale of additional securities.

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

FISCAL YEAR ENDED DECEMBER 31, 2003 ("FISCAL 2003")

Total costs and expenses decreased for the year ended December 31, 2003, from $2,263,749 to $1,887,500 or 17% from the corresponding prior year period. This decrease was primarily due to reduced operating and acquisition activities during the period. Professional fees increased for the year ending December 31, 2003, from $10,725 to 24,991 or 133% from the corresponding prior year period, primarily as a result of fees having been paid for legal and accounting services.

Office and miscellaneous decreased from $15,517 to $224 or 99% from the corresponding prior year period. This is primarily due to the decrease in operations and the discontinuance of services provided from Barretto Pacific Corporation, a company wholly-owned by Landon Barretto, formerly our principal stockholder.

Our only revenue from inception through the end of Fiscal 2003 was for interest earned on the proceeds of our stock sales. From inception through December 31, 2002, this totaled $100,359. Investment revenue decreased $5,019 or 86% from 2001 to 2002. This decrease was due to reduced cash and cash equivalent balances.

The cost and expenses decreased $64,842 or 42% from $155,540 to $90,698 from 2001 to 2002. This decrease was primarily due to reduced activities during 2002.

Office and miscellaneous decreased $44,483 from $119,524 to 2001 to $75,041 in 2002 due to a decrease in stock based compensation and a decrease in operating expenses and management fees. Management fees were $Nil in 2002, due to a decrease in activities during 2002. At one time, we had paid management fees to Barretto Pacific Corporation, a wholly owned company of Landon Barretto, for executive, managerial, and administrative services. We no longer utilize Barretto Pacific and Baretto is not an affiliate of ours.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the transactions contemplated by the Acquisition Agreement, and as a condition thereto, our company was required to enter into agreements with the holders of its outstanding debt and other obligations, pursuant to which the total debt of our company as of the date of the closing under the Acquisition Agreement would be reduced to zero. We intend to use the funds to be raised through this Prospectus to fund our plan of operations.

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


OFF BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:


Contractual obligations as of March 31, 2004 are as follows:

                             PAYMENTS DUE BY PERIOD

------------------- ----------------- ----------------- ----------------- ----------------- -----------------
CONTRACTUAL                                                                                    MORE THAN 5
OBLIGATIONS              TOTAL        LESS THAN 1 YEAR  AFTER 1-3 YEARS      3-5 YEARS            YEARS
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
BUILDING LEASES             $852,831          $162,444          $324,888          $324,888           $40,611
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
EQUIPMENT LEASES                  --                --                --                --                --
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
LONG-TERM DEBT               $35,994           $15,426           $20,568                --                --
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
SHORT-TERM DEBT             $250,000          $250,000                --                --                --
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
     TOTAL                $1,138,825          $427,870          $345,456          $324,988           $40,611
------------------- ----------------- ----------------- ----------------- ----------------- -----------------


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

                            PERFISANS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    REVISED CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2003 AND 2002

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                            PERFISANS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    REVISED CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2003 AND 2002

                  TOGETHER WITH REPORT OF INDEPENDENT AUDITORS

                        (AMOUNTS EXPRESSED IN US DOLLARS)



                                TABLE OF CONTENTS

Report of Independent Auditors                                                 1

Revised Consolidated Balance Sheets as of December 31, 2003 and 2002       2 - 3

Revised Consolidated Statements of Operations for the years ended
    December 31, 2003 and 2002                                                 4

Revised Consolidated Statements of Cash Flows for the years ended
    December 31, 2003 and 2002                                             5 - 6

Revised Consolidated Statements of Changes in Stockholders' Equity
    (Deficiency) for the years ended December 31, 2003 and 2002                7

Notes to Revised Consolidated Financial Statements                        8 - 25


Interim Consolidated Financial Statements
    for the three months ended March 31, 2004                            26 - 36

SCHWARTZ LEVITSKY FELDMAN LLP
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA


                         REPORT OF INDEPENDENT AUDITORS


       To the Board of Directors and Stockholders of Perfisans Holdings, Inc.
       (A Development Stage Enterprise)

       We have audited the accompanying revised consolidated balance sheets of Perfisans Holdings, Inc. as of December 31, 2003 and 2002 and the related revised consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the years ended December 31, 2003 and 2002. These revised consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these revised consolidated financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the revised consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall revised consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the revised consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfisans Holdings, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in accordance with generally accepted accounting principles in the United States of America.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the revised consolidated financial statements, the Company is in the development stage and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan regarding these matters are also described in the notes to the revised consolidated financial statements. The revised consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       The consolidated financial statements have been revised as described in notes 20 and 21.

                                                 "SCHWARTZ LEVITSKY FELDMAN LLP"
       Toronto, Ontario


       February 24, 2004, except for notes 20 and 21
           which are as of April 20, 2004                  Chartered Accountants


                    1167 Caledonia Road
                    Toronto, Ontario M6A 2X1
                    Tel:  416 785 5353
                    Fax:  416 785 5663

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
REVISED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                           2003            2002
                                                             $               $
                                                                      (restated)

                                     ASSETS

       CURRENT ASSETS

           Cash and cash equivalents                    484,848           28,188
           Goods and services tax receivable (note 5)    46,034           14,807
           Prepaid expenses and deposits                 62,665            8,720
                                                        -------          -------

                                                        593,547           51,715

       PROPERTY, PLANT AND EQUIPMENT (note 7)           209,220          105,995

       INTELLECTUAL PROPERTY (note 8)                         1                1
                                                        -------          -------


                                                        802,768          157,711
                                                        =======          =======


          The accompanying notes are an integral part of these revised consolidated financial statements.

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
REVISED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                   2003               2002
                                                                     $                  $
                                                                                (restated)

                                   LIABILITIES
       CURRENT LIABILITIES

           Accounts payable and accrued liabilities (note 10)   302,325             168,850
           Current portion of long-term debt (note 11)           39,851              50,490
                                                             ----------          ----------
                                                                342,176             219,340

       LOAN FROM A SHAREHOLDER (note 12)                        264,767             408,401
                                                             ----------          ----------

                                                                606,943             627,741
                                                             ----------          ----------

                        STOCKHOLDERS' EQUITY (DEFICIENCY)


       CAPTIAL STOCK (note 13)                                   37,660           2,176,710

       ADDITIONAL PAID - IN CAPITAL                           6,117,173           1,330,575

       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)            (94,459)              1,531


       DEFICIT ACCUMULATED DURING
           THE DEVELOPMENT STAGE                             (5,864,549)         (3,978,846)
                                                             ----------          ----------

                                                                195,825            (470,030)
                                                             ----------          ----------

                                                                802,768             157,711
                                                             ==========          ==========


          The accompanying notes are an integral part of these revised consolidated financial statements.

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
REVISED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                Cumulative
                                                     since
                                                 inception              2003             2002
                                                        $                 $                $
                                                                                   (restated)

       REVENUE                                          -                 -                -
                                                ----------        ----------       ----------

       OPERATING EXPENSES

         General and administration              3,533,566         1,198,450        1,598,399
         Interest                                    7,078             2,323            3,273
         Write-down of intellectual property       270,233                -           270,233
         Management salaries                       600,000           200,000          200,000
         Stock-based compensation                1,327,974           397,397          162,750
         Amortization                              133,574            89,330           29,094
                                                ----------        ----------       ----------

       TOTAL OPERATING EXPENSES                  5,872,425         1,887,500        2,263,749
                                                ----------        ----------       ----------

       OPERATING LOSS                           (5,872,425)       (1,887,500)      (2,263,749)

           Other income                              7,876             1,797            1,131
                                                ----------        ----------       ----------

       LOSS BEFORE INCOME TAXES                 (5,864,549)       (1,885,703)      (2,262,618)

           Income taxes (note 14)                       -                 -                -
                                                ----------        ----------       ----------

       NET LOSS                                 (5,864,549)       (1,885,703)      (2,262,618)
                                                ==========        ==========       ==========

       Loss per share, basic and diluted                               (0.06)           (0.07)
                                                                  ==========       ==========

       Weighted average shares outstanding                        33,102,207       32,942,967
                                                                  ==========       ==========



          The accompanying notes are an integral part of these revised consolidated financial statements.

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
REVISED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                 Cumulative
                                                                      since
                                                                  inception              2003             2002
                                                                         $                 $                $
                                                                                                    (restated)

CASH FLOWS FROM OPERATING ACTIVITIES


Net loss                                                         (5,864,549)       (1,885,703)      (2,262,618)
Items not requiring an outlay of cash:
     Amortization                                                   133,574            89,330           29,094
     Issuance of shares for consulting services                     410,500           367,000           43,500
     Management salaries contributed                                600,000           200,000          200,000
     Stock-based compensation                                     1,327,974           397,397          162,750
     Write-down of intellectual property                            270,233                -           270,233
     Decrease (increase) in accounts receivable                    (41,440)          (26,136)           16,145
     Decrease (increase) in prepaid expenses and deposits          (57,574)          (48,560)            9,552
     Increase in accounts payable and accrued
         liabilities                                                261,250            90,365           78,779
                                                                 ----------        ----------       ----------


NET CASH PROVIDED BY (USED IN) OPERATING
     ACTIVITES                                                   (2,960,032)         (816,307)      (1,452,565)
                                                                 ----------        ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES


Proceeds from (repayment of) long-term debt                          31,729           (20,137)         (31,839)
Proceeds from (repayment of) loan from a shareholder                193,675          (216,598)         410,273
Proceeds from issuance of shares                                  3,816,360         1,683,150        1,013,000
                                                                 ----------        ----------       ----------


NET CASH FLOWS PROVIDED BY
     FINANCING ACTIVITIES                                         4,041,764         1,446,415        1,391,434
                                                                 ----------        ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intellectual property                                  (270,234)               -          (270,234)
Purchase of property, plant and equipment                          (316,318)         (164,188)         (34,385)
                                                                 ----------        ----------       ----------

NET CASH FLOWS USED IN INVESTING
     ACTIVITIES                                                    (586,552)         (164,188)        (304,619)
                                                                 ----------        ----------       ----------




          The accompanying notes are an integral part of these revised consolidated financial statements.

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
REVISED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                 Cumulative
                                                                      since
                                                                  inception              2003             2002
                                                                         $                 $                $
                                                                                                    (restated)

EFFECT OF FOREIGN CURRENCY
     EXCHANGE RATE CHANGES                                          (10,332)           (9,260)          14,725
                                                                    -------           -------         --------


NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS FOR THE YEAR                                  484,848           456,660         (351,025)

Cash and cash equivalents, beginning
    of year                                                              -             28,188          379,213
                                                                    -------           -------         --------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                                                    484,848           484,848           28,188
                                                                    =======           =======         ========

Cash and cash equivalents are comprised as follows:

Cash                                                                                  203,838           28,188
Short-term investments                                                                281,010               -
                                                                                      -------         --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                484,848           28,188
                                                                                      =======         ========

INCOME TAXES PAID                                                                          -                -
                                                                                      =======         ========

INTEREST PAID                                                                           2,323            3,273
                                                                                      =======         ========


          The accompanying notes are an integral part of these revised consolidated financial statements.

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
REVISED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                     Common
                                                      stock       Common          Class A       Class A        Class B
                                                  number of        stock        number of        shares      number of
                                                     shares       amount           Shares        amount         Shares
                                                ------------  -----------  ---------------  ---------------------------
                                                                  $                              $

Balance as of December 31, 2001                      -            -             3,000,000           195         25,000

Issuance of Class A shares for cash                  -            -              -               -             -
Issuance of Class B shares for services              -            -              -               -             850,000
Issuance of Class A convertible preference
          shares for cash                            -            -              -               -             -
Issuance of shares pursuant to stock splits          -            -            18,350,000        -             600,005
Management salaries contributed                      -            -              -               -             -
Stock-based compensation                             -            -              -               -             -
Foreign currency translation                         -            -              -               -             -
Net loss for the year                                -            -              -               -             -
                                                ------------  -----------  ---------------  ------------  -------------
                                                     -            -            21,350,000           195      1,475,005
Balance as of December 31, 2002

Issuance of Class B shares for services              -            -              -               -             110,000
Issuance of Class A convertible preference
   shares for services                               -            -              -               -             -
Issuance of Class A shares as payment for
   raising capital                                   -            -             1,142,500        -             -
Issuance of Class A convertible preference
   shares as payment for raising capital             -            -              -               -             -
Issuance of Class A shares for cash                  -            -             1,500,000       744,598        -
Issuance of Class A convertible preference
   shares for cash                                   -            -              -                    -        -
Recapitalization pursuant to reverse acquisition 37,786,519       37,787      (23,992,500)     (744,793)    (1,585,005)
Cancellation of Common stock                       (126,330)        (126)        -               -             -
Management salaries contributed                      -            -              -               -             -
Stock-based compensation                             -            -              -               -             -
Foreign currency translation                         -            -              -               -             -
Net loss for the year                                -            -              -               -             -
                                                ------------  -----------  ---------------  ------------  -------------
Balance as of December 31, 2003                  37,660,189       37,660         -               -             -
                                                ============  ===========  ===============  ============  =============


                                                                       Class A        Class A                         Deficit,
                                                                   convertible    convertible                      accumulated
                                                       Class B      preference     preference     Additional        during the
                                                        shares       number of         shares        paid-in       development
                                                        amount          Shares         amount        capital             stage
                                                ---------------   -------------  -------------   ------------   ---------------
                                                      $                               $               $               $

Balance as of December 31, 2001                             15       2,700,000      1,120,000        967,825       (1,716,228)

Issuance of Class A shares for cash                   -                -              -               -               -
Issuance of Class B shares for services                 43,500         -              -               -               -
Issuance of Class A convertible preference
          shares for cash                             -              1,762,500      1,013,000         -               -
Issuance of shares pursuant to stock splits           -                -              -               -               -
Management salaries contributed                       -                -              -              200,000          -
Stock-based compensation                              -                -              -              162,750          -
Foreign currency translation                          -                -              -               -               -
Net loss for the year                                 -                -              -               -            (2,262,618)
                                                ---------------   -------------  -------------   ------------   --------------
                                                        43,515       4,462,500      2,133,000      1,330,575       (3,978,846)
Balance as of December 31, 2002

Issuance of Class B shares for services                  7,000         -              -               -               -
Issuance of Class A convertible preference
   shares for services                                -                600,000        360,000         -               -
Issuance of Class A shares as payment for
   raising capital                                    -                -              -               -               -
Issuance of Class A convertible preference
   shares as payment for raising capital              -                532,792        -               -               -
Issuance of Class A shares for cash                   -                -              -               -               -
Issuance of Class A convertible preference
   shares for cash                                    -              1,770,170        938,553         -               -
Recapitalization pursuant to reverse acquisition       (50,515)     (7,365,462)    (3,431,553)     4,189,074          -
Cancellation of Common stock                          -                -              -                  126          -
Management salaries contributed                       -                -              -              200,000          -
Stock-based compensation                              -                -              -              397,398          -
Foreign currency translation                          -                -              -               -               -
Net loss for the year                                 -                -              -               -            (1,885,703)
                                                ---------------   -------------  -------------   ------------   --------------
Balance as of December 31, 2003                       -                -              -            6,117,173       (5,864,549)
                                                ===============   =============  =============   ============   ==============

                                                                           Accumulated
                                                                                 Other
                                                     Comprehensive       Comprehensive
                                                              Loss       Income (Loss)
                                                 ------------------  -------------------
                                                         $                      $

Balance as of December 31, 2001                                                 (15,158)

Issuance of Class A shares for cash                      -                      -
Issuance of Class B shares for services                  -                      -
Issuance of Class A convertible preference
          shares for cash                                -                      -
Issuance of shares pursuant to stock splits
Management salaries contributed                          -                      -
Stock-based compensation                                 -                      -
Foreign currency translation                               16,689                16,689
Net loss for the year                                  (2,262,618)              -
                                                ------------------  --------------------
                                                       (2,245,929)                1,531
                                                ==================
Balance as of December 31, 2002

Issuance of Class B shares for services                  -                      -
Issuance of Class A convertible preference
   shares for services                                   -                      -
Issuance of Class A shares as payment for
   raising capital                                       -                      -
Issuance of Class A convertible preference
   shares as payment for raising capital                 -                      -
Issuance of Class A shares for cash                      -                      -
Issuance of Class A convertible preference
   shares for cash                                       -                      -
Recapitalization pursuant to reverse acquisition         -                      -
Cancellation of Common stock                             -                      -
Management salaries contributed                          -                      -
Stock-based compensation                                 -                      -
Foreign currency translation                              (95,990)              (95,990)
Net loss for the year                                  (1,885,703)              -
                                                ------------------  --------------------
Balance as of December 31, 2003                        (1,981,693)              (94,459)
                                                ==================  ====================

                          The accompanying notes are an
       integral part of these revised consolidated financial statements.

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

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

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

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

           b)   Basis of Revised consolidated Financial Statements

                The revised consolidated financial statement as of December 31, 2003 include the accounts of Perfisans Holdings Inc, and its wholly-owned subsidiary, Perfisans Network Corporation. All material intercompany accounts and transactions have been eliminated.

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

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

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

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

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

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

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


                Pro-forma information regarding net loss and loss per share is required by FAS No. 123 (Amended by FAS No.148) - "Accounting for Stock Based Compensation" and has been determined as if the company had accounted for its employee stock options based on fair values at the grant date for options granted under the Plan. The company's pro-forma information for the years ended December 31, 2003 and December 31, 2002 would have been as follows:

                                                          2003
                                               -------------------------
                                               As reported     Pro-Forma
                                               -----------   -----------
                Stock-based compensation           397,397       429,050
                Net loss                        (1,885,703)   (1,917,356)
                Basic and diluted EPS                (0.06)        (0.06)

                                                          2002
                                               -------------------------
                                               As reported     Pro-Forma
                                               -----------   -----------
                Stock-based compensation           162,750       179,629
                Net loss                        (2,262,618)   (2,279,497)
                Basic and diluted EPS                (0.07)        (0.07)

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


       3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           o)   Stock Based Compensation (cont'd)

                The fair value of each option used for purposes of estimating the pro-forma amounts summarized above is based on the grant date using the Black-Scholes option pricing model with the weighted average assumptions shown in the following table:

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

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

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

                SFAS No.147 - Acquisition of certain Financial Institutions, an amendment of SFAS 72 and 144 and SFAS interpretation number 9 issued October 2002 and relates to acquisitions of financial institutions.

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

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

       4.  COMPREHENSIVE INCOME (LOSS)

           The components of comprehensive income (loss) are as follows:

                                                      2003                2002
                                                        $                   $
                                                                     (restated)

           Net loss                            (1,885,703)          (2,262,618)
           Other comprehensive income (loss)
                foreign currency translation      (95,990)              16,689
                                               ----------          -----------

           Comprehensive loss                  (1,981,693)          (2,245,929)
                                               ==========          ===========

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


       6.  GOODS AND SERVICES TAX RECEIVABLE

           As a GST (Goods and Services Tax) registrant, the company is entitled to claim an input tax credit (ITC) to recover the GST that the company paid or owes on purchases and expenses that the company uses, consumes, sells or supplies in commercial activities.

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

       7.  PROPERTY, PLANT AND EQUIPMENT

                                                     2003                2002

                                                       $                   $

           Furniture and fixtures                  87,310              38,086
           Leasehold improvements                  48,947              37,544
           Office equipment                        35,878              29,051
           Computer equipment                      63,623              34,976
           Computer software                      119,948               8,027
                                                  -------             -------

           Cost                                   355,706             147,684
                                                  -------             -------
           Less:  Accumulated amortization

                Furniture and fixtures             21,193               8,041
                Leasehold improvements             22,733              10,950
                Office equipment                   12,147               5,161
                Computer equipment                 25,555              11,303
                Computer software                  64,858               6,234
                                                  -------             -------

                                                  146,486              41,689
                                                  -------             -------

           Net                                    209,220             105,995
                                                  =======             =======


       8.  INTELLECTUAL PROPERTY

                                                     2003                2002
                                                       $                   $
                                                                   (restated)

           Intellectual property                  327,324             269,001
           Less:  Impairment write down          (327,323)           (269,000)
                                                 --------            --------

                                                        1                   1
                                                 ========            ========

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

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

       9.  BANK INDEBTEDNESS

           The Company has available up to a maximum of $7,500 an operating line bearing interest at prime plus 5%.

       10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                            2003           2002
                                                              $              $

           Accounts payable and accrued liabilities are comprised of the following:

           Trade payables                                232,633        153,004
           Accrued liabilities                            69,692         15,846
                                                         -------        -------

                                                         302,325        168,850
                                                         -------        -------

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

       11. LONG-TERM DEBT

                                                               2003         2002
                                                                 $            $

           a)   Instalment loan to finance  property
                and equipment additions,  payable in
                60  monthly  principal  payments  of
                $1,585 plus interest at prime plus
                2% per annum.                                    -         5,062

                Instalment loan under the bank's job
                creation  loan  program  to  finance
                property  and  equipment  additions,
                payable  in  60  monthly   principal
                payments of $1,056 plus interest  at
                prime plus 0.25% per annum.                  39,851       45,428
                                                             ------       ------

                                                             39,851       50,490

                Less:  Current portion                       39,851       50,490
                                                             ------       ------

                                                                 -            -
                                                             ======       ======

                As at December 31, 2002 and December 31, 2003, the Company was not in compliance with the financial covenants specified in its bank borrowing agreements. Consequently, long-term debt was classified as current.

           b) Scheduled future principal payment obligations as at December 31, 2003 are as follows:

                2004                                             $        15,426
                2005                                                      15,426
                2006                                                       8,999
                                                                 ---------------

                                                                 $        39,851
                                                                 ===============

           c) Interest expense with respect to long-term debt amounted to $2,323 for the year ended December 31, 2003 and $3,273 for the year ended December 31, 2002.

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

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

       13. CAPITAL STOCK

           a)   Authorized

                5,000,000 non-voting Preferred shares with a par value of $0.001 per share 50,000,000 Common shares with a par value of $0.001 per shares


           b)   Issued

                37,660,189 Common shares.

           c)   Changes to Issued Share Capital

                Transactions prior to reverse acquisition
                -----------------------------------------

                i) For the period from January 1, 2002 to February 15, 2002, the Company issued 750,000 Class A Convertible Preference Shares for total consideration of $400,000.

                ii) On February 15, 2002, the Company underwent a 3 for 1 stock split whereby it issued 18,350,000 Class A Voting Shares to all existing Class A Voting and Class A Convertible Preference shareholders.

                iii)    For the period from February 16, 2002 to April 30, 2002,
                        the  Company   issued   200,000   Class  A   Convertible
                        Preference Shares for total consideration of $120,000.

                iv) On July 1, 2002, the Company underwent a 3 for a stock split whereby it issued 600,005 Class B Non-Voting Shares to all shareholders who acquired any class of stock during the period from February 16, 2002 to April 30, 2002.

                v) On July 1, 2002, the Company issued 850,000 Class B Non-Voting Shares to consultants for the fair value of their services estimated to be $43,500 which was expensed in the consolidated statements of operations.

                vi)     For the period  from May 1, 2002 to December  31,  2002,
                        the  Company   issued   812,500   Class  A   Convertible
                        Preference Shares for total consideration of $493,000.

                vii) For the period from January 1, 2003 to December 19, 2003 (the date of the reverse acquisition) the Company issued 110,000 Class B Non-Voting shares and 600,000 Class A Convertible Preference shares for consulting services estimated to be $367,000 which was expensed in the consolidated statements of operations.

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


       13. CAPITAL STOCK (cont'd)

           c) Changes to Issued Share Capital (cont'd)

                viii) For the period from January a, 2003 to December 19, 2003 (the date of the reverse acquisition) the Company issued 1,142,500 Class A Voting and 532,792 Class A Convertible Preference shares for services rendered pursuant to raising capital on behalf of the Company. The value of the services has been charged directly to capital stock in the amount of $1,005,175 being the value of the shares issued.

                ix) For the period from January 1, 2003 to December 19, 2003 (the date of the reverse acquisition) the Company issued 1,500,500 Class A Voting shares for total consideration of $744,598 and 1,770,170 Class A Convertible Preference shares for total consideration of $938,553.

                Transactions pursuant to reverse acquisition
                --------------------------------------------

                x) On December 19, 2003, the Company underwent a reverse acquisition whereby the existing shareholders of Perfisans were issued a total of 32,942,967 Common shares of Griffin in exchange for 100% interest in Perfisans. The existing Griffin shareholders held 4,843,552 Common shares immediately prior to the reverse acquisition resulting in 37,786,519 Common shares outstanding upon the recapitalization.

                Transactions subsequent to reverse acquisition
                ----------------------------------------------

                xi) Subsequent to the reverse acquisition, the Company cancelled 126,330 Common shares.


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

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

       13. CAPITAL STOCK (cont'd)

           d) Employee Stock Option Plan (cont'd)

              The activity of the Plan is as follows:

                                                                     Shares            Shares
                                                                  Available           Subject           Option
                                                                  For Grant        to Options           Prices
                                                                -----------       -----------         --------

                Outstanding at December 31, 2001                 17,805,500         2,194,500             0.25
                Granted                                           (465,000)           465,000             0.25
                Exercised                                                -                 -                -
                Expired                                                  -                 -                -
                Cancelled                                                -                 -                -
                                                                -----------       -----------         --------

                Outstanding at December 31, 2002                 17,340,500         2,659,500             0.25
                Granted                                         (1,135,400)         1,135,400             0.25
                Exercised                                                -                 -                -
                Expired                                                  -                 -                -
                Cancelled                                                -                 -                -
                                                                -----------       -----------         --------

                Outstanding at December 31, 2003                 16,205,100         3,794,900             0.25
                                                                ===========       ===========         ========


           As at December 31, 2003, there were 3,794,900 (2,659,500 at December 31, 2002) exercisable options at a weighted average exercise price of $0.25 ($0.25 at December 31, 2002).


           e)   Purchase Warrants

                During 2003, 1,689,593 Purchase Warrants were issued to certain shareholders in connection with the purchase of shares in the Company pursuant to Warrant Agreements. Each Warrant entitles its holders to purchase, during the two year period commencing from the date that any of the company's shares are listed or quoted for trading on any recognized international stock exchange, one Common share at an exercise prices ranging from $0.25 per share to $0.60 per share, subject to the adjustments referred to below.

                The exercise price and the number of shares of stock purchasable upon the exercise of the warrants are subject to adjustment upon consolidation, sub-division, re-classification or redesignation of the shares. The warrants do not confer upon the holders any right or interest as a shareholder of the company.

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

       13. CAPITAL STOCK (cont'd)

           f)   Stock Options Available to a Consultant

                The Company has entered into an agreement with a consultant whereby the Company can settle fees through the issuance of shares in the aggregate of up to 200,000 at a price of $0.25 annually. As of December 31, 2003, no fees have been settled through the issuance of shares.

       14. INCOME TAXES

           a)   Deferred Income Taxes

                The tax effect of significant temporary differences that gave rise to the benefit is as follows:

                                                                                      2003                2002
                                                                                        $                   $

                Operating loss available to offset future income taxes             1,360,000           480,000
                Valuation allowance                                               (1,360,000)         (480,000)
                                                                                  ----------          --------

                Net deferred tax assets                                                 -                   -
                                                                                  ==========          ========

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

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)

       16. COMMITMENTS

           The Company leases premises under an operating lease with a five year and seven months term. Minimum lease commitments exclusive of insurance and other occupancy charges under the lease at December 31, 2003 were:

           2004                                                 $     148,907
           2005                                                       162,444
           2006                                                       162,444
           2007                                                       162,444
           2008                                                       162,444
           2009                                                        81,222
                                                                -------------

                                                                $     879,905
                                                                =============


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

       19. MANAGEMENT SALARIES

           Management salaries of $200,000 ($200,000 in 2002) have been expensed in the revised consolidated statements of operations. As these salaries have not been paid, nor are they payable, the amounts have been recorded as a component of additional paid-in capital.


       20. REVISION OF FINANCIAL STATEMENTS

           The consolidated statements of stockholders' equity (deficiency) and notes 3, 13 and 21 have been revised to conform with the presentation requested by the SEC. There has been no revision to the consolidated balance sheets as of December 31, 2003 or the consolidated statements of operations for the year ended December 31, 2003 as a result.

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


       21. RESTATEMENT OF COMPARATIVE FIGURES

           In February 2004, Perfisans Holdings, Inc. filed a registration statement with the Securities and Exchange Commission ("SEC"). The SEC reviewed the registration statement, and as a result of this review, the Company has restated the 2002 and 2001 financial statements to reflect a write-down of intellectual property, recognize stock-based compensation expenses and expense management salaries.

           a) The increase in net loss resulting from these adjustments is as follows:

                                                          For the       For the
                                                       Year ended  period ended
                                                     December 31,  December 31,
                                                             2002          2001
                                                               $             $

                Net loss as previously reported       (1,670,170)      (748,401)
                Management salaries                     (200,000)      (200,000)
                Stock-based compensation                (162,750)      (767,827)
                Write-down of intellectual property     (270,233)            -
                Amortization                              40,535             -
                                                      ----------    -----------

                                                      (2,262,618)    (1,716,228)
                                                      ==========    ===========


           b) The following table presents the effects on the balance sheet of the aforementioned adjustments:

                                                            As at         As at
                                                     December 31,  December 31,
                                                             2002          2001

                Total assets                              386,361       527,617
                Write-down of intellectual property      (228,650)           -
                                                      ----------    -----------

                Total assets as restated                  157,711       527,617
                                                      ==========    ===========

PERFISANS HOLDINGS, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO REVISED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002
(AMOUNTS EXPRESSED IN US DOLLARS)


       21. RESTATEMENT OF COMPARATIVE FIGURES (cont'd)

           b) (cont'd)

                                                                                     As at               As at
                                                                              December 31,        December 31,
                                                                                      2002                2001

                Total liabilities as previously reported and restated              627,741             170,966
                                                                               -----------         -----------

                Capital stock as previously reported and restated                2,176,710           1,120,210
                                                                               -----------         -----------

                Additional paid-in capital as previously reported                       -                   -

                    Management salaries                                            400,000             400,000
                    Stock-based compensation                                       930,575             767,825
                                                                               -----------         -----------

                Additional paid-in capital as restated                           1,330,575             967,825
                                                                               -----------         -----------
                Accumulated other comprehensive income (loss)
                    as previously reported                                             481             (15,158)
                    Foreign exchange translation                                     1,050                  -
                                                                               -----------         -----------
                Accumulated other comprehensive income (loss)
                    as restated                                                      1,531            ( 15,158)
                                                                               -----------         -----------
                Deficit accumulated during the development stage
                    as previously reported                                      (2,418,571)           (748,101)

                    Management salaries                                           (400,000)           (200,000)
                    Stock-based compensation                                      (930,577)           (767,825)
                    Write-down of intellectual property                           (270,233)                 -
                    Amortization                                                    40,535                  -
                                                                               -----------         -----------
                Deficit, accumulated during the development
                    stage as restated                                           (3,978,846)         (1,716,926)
                                                                               -----------         -----------
                Total stockholders' equity (deficiency) and liabilities
                    as restated                                                    157,711             527,617
                                                                               ===========         ===========

                All applicable notes relating to these adjustments have been restated.

           c) Capital stock and additional paid-in capital as of December 31, 2002 have been revised to reflect a reclassification to present the statement of stockholders equity as that of the legal subsidiary.

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

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

             PERFISANS HOLDINGS, INC.

             By:     /s/ To-Hon Lam
                     --------------
                     CEO, Principal Accounting Officer and Chairman of the Board

           In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.


--------------------------------------------------------------------------------------------------------------------
SIGNATURE                        TITLE                                                                DATE
---------                        -----                                                                ----
--------------------------------------------------------------------------------------------------------------------
/s/ To-Hon Lam                   CEO, Principal Accounting Officer and Chairman of the Board            May 28, 2004
----------------------------
--------------------------------------------------------------------------------------------------------------------
To-Hon Lam
--------------------------------------------------------------------------------------------------------------------
/s/ Bok Wong                     Vice President of Operations & Business Development and Director       May 28, 2004
----------------------------
--------------------------------------------------------------------------------------------------------------------
Bok Wong
--------------------------------------------------------------------------------------------------------------------
/s/ Chris C. Chen                Director                                                               May 28, 2004
----------------------------
--------------------------------------------------------------------------------------------------------------------
Chris C. Chen
--------------------------------------------------------------------------------------------------------------------

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