Form 10QSB
period 2004-06-30
PERFISANS HOLDINGS INC
filed 2004-08-16
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   -----------
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended June 30, 2004 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to_______


                          Commission File No. 000-27773


                            PERFISANS HOLDINGS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

 --------------------------------------   --------------------------------------
                MARYLAND                                91-1869317
 --------------------------------------   --------------------------------------
        (State of Incorporation)           (I.R.S. Employer Identification No.)
 --------------------------------------   --------------------------------------


                4118 14TH AVE., UNIT #4, MARKHAM, ONTARIO L3R 0J6
                    (Address of principal executive offices)

Registrants' telephone number, including area code: (905) 943-9996
                                                     -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 16, 2004 there were 37,660,189 shares of common stock, par value $0.001 per share, outstanding.

                            PERFISANS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements................................................ 1

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................... 11

Item 3.  Controls and Procedures............................................. 14


PART II - OTHER INFORMATION


Item 1. Legal Proceedings.................................................... 15

Item 2. Changes in Securities................................................ 15

Item 3. Defaults Upon Senior Securities...................................... 15

Item 4. Submission of Matters to a Vote of Security Holders.................. 15

Item 5. Other Information.................................................... 15

Item 6. Exhibits and Reports on Form 8-K..................................... 15


SIGNATURES................................................................... 16

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            PERFISANS HOLDINGS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                                   (UNAUDITED)



                                TABLE OF CONTENTS


Interim Consolidated Balance Sheets as of June 30, 2004
    and December 31, 2003                                                  1 - 2

Interim Consolidated Statements of Operations for
    the three months ended June 30, 2004 and 2003                              3

Interim Consolidated Statements of Operations for
    the six months ended June 30, 2004 and 2003                                4

Interim Consolidated Statements of Cash Flows for
    the six months ended June 30, 2004 and 2003                                5

Interim Consolidated Statements of Changes in Stockholders'
    Equity (Deficiency) for the six months ended June 30, 2004
    and for the year ended December 31, 2003                                   6

Notes to Interim Consolidated Financial Statements                        7 - 10

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                       June 30,     December 31,
                                                           2004            2003

                                                           $               $
                                     ASSETS
CURRENT ASSETS

    Cash and cash equivalents                            90,715         484,848
    Accounts receivable                                 198,239          46,034
    Prepaid expenses and deposits                        33,007          62,665
    Inventory                                           225,747              --
                                                   ------------    ------------


                                                        547,708         593,547

PROPERTY, PLANT AND EQUIPMENT                           188,057         209,220

INTELLECTUAL PROPERTY                                         1               1
                                                   ------------    ------------














                                                        735,766         802,768
                                                   ============    ============




                  The accompanying notes are an integral part
              of these interim consolidated financial statements.


APPROVED ON BEHALF OF THE BOARD

                                     Director
-------------------------------------

                                     Director
-------------------------------------

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)
                                                       June 30,    December 31,
                                                           2004            2003

                                                           $               $
                                   LIABILITIES
CURRENT LIABILITIES

    Accounts payable and accrued liabilities            499,969         302,325
    Loan payable                                        142,930              --
    Current portion of long-term debt                    31,239          39,851
    Promissory note payable                             250,000              --
                                                   ------------    ------------


                                                        924,138         342,176

LOAN FROM A SHAREHOLDER                                 333,320         264,767
                                                   ------------    ------------


                                                      1,257,458         606,943
                                                   ------------    ------------


                        STOCKHOLDERS' EQUITY (DEFICIENCY)

CAPTIAL STOCK                                            37,660          37,660

ADDITIONAL PAID-IN CAPITAL                            6,212,173       6,117,173

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)          (110,116)        (94,459)

DEFICIT                                              (6,661,409)     (5,864,549)
                                                   ------------    ------------

                                                       (521,692)        195,825
                                                   ------------    ------------


                                                        735,766         802,768
                                                   ============    ============


                   The accompanying notes are an integral part
              of these interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)
                                                           2004            2003

                                                           $               $

REVENUE                                                 696,504              --

    Cost and goods sold                                 643,591              --
                                                   ------------    ------------

GROSS PROFIT                                             52,913              --
                                                   ------------    ------------

OPERATING EXPENSES

  General and administration                            427,190          87,608
  Interest                                                  342             604
  Management salaries                                    50,000          50,000
  Amortization                                           15,537           8,381
                                                   ------------    ------------

TOTAL OPERATING EXPENSES                                493,069         146,593
                                                   ------------    ------------

OPERATING LOSS                                         (440,156)       (146,593)

    Interest income                                          22              54
                                                   ------------    ------------

NET LOSS                                               (440,134)       (146,539)
                                                   ============    ============

Loss per share, basic and diluted                         (0.01)          (0.00)
                                                   ============    ============

Weighted average shares outstanding                  37,660,189      32,942,967
                                                   ============    ============

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                           2004            2003

                                                            $               $

REVENUE                                               1,032,322

    Cost and goods sold                                 956,961              --
                                                   ------------    ------------

GROSS PROFIT                                             75,361              --
                                                   ------------    ------------

OPERATING EXPENSES

  General and administration                            887,656         158,865
  Interest                                                  780           1,206
  Management salaries                                   100,000         100,000
  Amortization                                           30,965          15,197
                                                   ------------    ------------

TOTAL OPERATING EXPENSES                              1,019,401         275,268
                                                   ------------    ------------

OPERATING LOSS                                         (944,040)       (275,268)

    Interest income and research and
         development tax refund                         147,180             118
                                                   ------------    ------------

NET LOSS                                               (796,860)       (275,150)
                                                   ============    ============

Loss per share, basic and diluted                         (0.02)          (0.01)
                                                   ============    ============

Weighted average shares outstanding                  37,660,189      32,942,967
                                                   ============    ============


                   The accompanying notes are an integral part
              of these interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                           2004            2003

                                                            $               $
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                            (796,860)       (275,150)
   Items not requiring an outlay of cash:
      Amortization                                       30,965          15,197
      Management salaries contributed                   100,000         100,000
      Increase in accounts receivable                  (156,798)         (7,471)
      Decrease in prepaid expenses and deposits          28,532           1,838
      Increase in accounts payable and
         accrued liabilities                            208,760         178,878
      Increase in inventory                            (224,994)             --
                                                   ------------    ------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITES     (810,395)         13,292
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment of long-term debt                           (7,472)        (12,387)
   Proceeds from loan from a third party                142,930              --
   Proceeds from promissory note payable                250,000              --
   Proceeds from (Repayment of) loan from
      a shareholder                                      75,704        (107,564)
   Proceeds from issuance of shares                          --       1,200,000
   Payment of share issue cost                           (5,000)       (141,243)
                                                   ------------    ------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES         456,162         938,806
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property, plant and equipment            (15,703)        (13,317)
                                                   ------------    ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES             (15,703)        (13,317)
                                                   ------------    ------------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES        (24,197)         17,320
                                                   ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS
   FOR THE YEAR                                        (394,133)        956,101

   Cash and cash equivalents, beginning of period       484,848          28,188
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 90,715         984,289
                                                   ============    ============


                   The accompanying notes are an integral part
              of these interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND FOR THE YEAR ENDED DECEMBER 31, 2003 (AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                            Common
                                             stock          Common         Class A         Class A         Class B         Class B
                                         number of           Stock       number of          shares       Number of          shares
                                            shares          amount          shares          amount          shares          amount
                                       -----------     -----------     -----------     -----------     -----------     -----------
                                                            $                               $                               $
Balance as of December 31, 2002                 --              --      21,350,000             195       1,475,005          43,515

Issuance of Class B shares
  for services                                  --              --              --              --         110,000           7,000
Issuance of Class A convertible
  preference shares for services                --              --              --              --              --              --
Issuance of Class A shares as
  payment for raising capital                   --              --       1,142,500              --              --              --
Issuance of Class A convertible
  preference shares as payment
  for raising capital                           --              --              --              --              --              --
Issuance of Class A shares for cash             --              --       1,500,000         744,598              --              --
Issuance of Class A convertible
   preference shares for cash                   --              --              --              --              --              --
Recapitalization pursuant to
  reverse acquisition                   37,786,519          37,786     (23,992,500)       (744,793)     (1,585,005)        (50,515)
Cancellation of Common stock              (126,330)           (126)             --              --              --              --
Management salaries contributed                 --              --              --              --              --              --
Stock-based compensation                        --              --              --              --              --              --
Foreign currency translation                    --              --              --              --              --              --
Net loss for the year                           --              --              --              --              --              --
                                       -----------     -----------     -----------     -----------     -----------     -----------
Balance as of December 31, 2003         37,660,189          37,660              --              --              --              --
Share issue expense                             --              --              --              --              --              --
Management salaries contributed                 --              --              --              --              --              --
Foreign currency translation                    --              --              --              --              --              --
Net loss for the period                         --              --              --              --              --              --
                                       -----------     -----------     -----------     -----------     -----------     -----------
Balance as of June 30, 2004             37,660,189          37,660              --              --              --              --
                                       ===========     ===========     ===========     ===========     ===========     ===========


                                           Class A         Class A
                                       convertible     convertible                                                     Accumulated
                                        preference      preference      Additional                                           other
                                         number of          shares         paid-in                   Comprehensive   comprehensive
                                            shares          amount         capital         Deficit            loss   income (loss)
                                       -----------     -----------     -----------     -----------   -------------   -------------
                                                             $               $               $              $               $
Balance as of December 31, 2002          4,462,500       2,133,000       1,330,575      (3,978,846)             --           1,531

Issuance of Class B shares
  for services                                  --              --              --              --              --              --
Issuance of Class A convertible
  preference shares for services           600,000         360,000              --              --              --              --
Issuance of Class A shares as
  payment for raising capital                   --              --              --              --              --              --
Issuance of Class A convertible
  preference shares as payment
  for raising capital                      532,792              --              --              --              --              --
Issuance of Class A shares for cash             --              --              --              --              --              --
Issuance of Class A convertible
   preference shares for cash            1,770,170         938,553              --              --              --              --
Recapitalization pursuant to
  reverse acquisition                   (7,365,462)     (3,431,553)      4,189,074              --              --              --
Cancellation of Common stock                    --              --             126              --              --              --
Management salaries contributed                 --              --         200,000              --              --              --
Stock-based compensation                        --              --         397,398              --              --              --
Foreign currency translation                    --              --              --              --         (95,990)        (95,990)
Net loss for the year                           --              --              --      (1,885,703)     (1,885,703)             --
                                       -----------     -----------     -----------     -----------     -----------     -----------
Balance as of December 31, 2003                 --              --       6,117,173      (5,864,549)     (1,981,693)        (94,459)
Share issue expense                             --              --          (5,000)             --              --              --
Management salaries contributed                 --              --         100,000              --              --              --
Foreign currency translation                    --              --              --              --         (15,657)        (15,657)
Net loss for the period                         --              --              --        (796,860)       (796,860)             --
                                       -----------     -----------     -----------     -----------     -----------     -----------
Balance as of June 30, 2004                     --              --       6,212,173      (6,661,409)       (812,517)       (110,116)
                                       ===========     ===========     ===========     ===========     ===========     ===========


                   The accompanying notes are an integral part
              of these interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


     1.   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles in the United Stated of America for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicated of the results that may be expected for the year ended December 31, 2004. Interim consolidated financial statements should be read in conjunction with the company's annual audited consolidated financial statements.


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

          The Company was previously in the development stage and commenced earning revenue during the first quarter of 2004. Consequently, the Company has incurred losses since its incorporation. The Company has funded its operations to date mainly through the issuance of shares.

          The Company has introduced or plans to introduce products to the market beginning in 2004. One product has been released and two products are planned for release in 2004. These products are focused on the network interface semiconductor integrated circuits.

PERFISANS HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


     3.   NATURE OF OPERATIONS AND GOING CONCERN (cont'd)

          Product 1 - Gigabit Network interface chip. The Company commenced selling this network interface chip in the second quarter of 2004.

          Product 2 - Low cost, single chip Gigabit network interface chip. Management is marketing this product primarily to network card manufacturers who are marketing products geared toward the consumer market. The Company plan to release this product towards the end of the third quarter of 2004.

          Product 3 - This product will also be targeted for low cost consumer products. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the consumer market. The Company plans to release this product towards the end of the fourth quarter of 2004.

          Despite having limited revenue since inception, the Company believes that its management has developed a business plan, that if successfully implemented could substantially improve the Company's operational results and financial conditions. The adequacy of cash resources over the next twelve months is primarily dependent on its operating results and the ability to obtain proceeds from the sales of securities. The projected cash requirement for the next twelve months will be 10 million dollars. The Company has an agreement with SBI and Westmoreland for a $4 million funding. The Company must secure the anticipated requisite remainder of $6 million through other means, such as sales of additional securities or other financing initiatives.


     4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.   Inventory

               Inventory comprises of trading goods and work-in-progress items and is recorded at the lower of cost and net realizable value. Cost is determined on the first-in, first-out basis.

          b.   Revenue Recognition

               Sales represent the invoiced value of goods supplied to customers. Revenues are recognized upon the passage of title to the customers, provided that the collection of the proceeds of sales is reasonably assured.

PERFISANS HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


     5.   INTELLECTUAL PROPERTY

                                                       June 30,    December 31,
                                                           2004            2003

                                                            $               $

          Intellectual property                         327,324         327,324
          Less:  Impairment write down                 (327,323)       (327,323)
                                                   ------------    ------------


                                                              1               1
                                                   ============    ============

          Intellectual property represents licenses to use, modify and prepare derivative works of licensors' source material. Licenses may be subject to annual and usage fees. The terms of the licenses continue indefinitely unless breached by the terms of the agreements. As at June 30, 2004 and December 31, 2003, the Company had three licensing agreements, which it entered into between April 2002 and July 2002. These licenses are non-transferable, non-sublicensable and royalty free. The Company must pay annual support and maintenance fees to the licensors to maintain the terms of the agreements. These licenses give the Company the right to incorporate licensor software into the Company's internally-developed software and the products it is developing.

          Annual support and maintenance fees are expensed as they become due.

          The Company evaluates the recoverability of the intellectual property and reviews the impairment on an annual basis and at any other time if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount utilizing the guidance of SFAS 142, "Goodwill and other Intangible Assets". Several factors are used to evaluate the intellectual property, including but not limited to, management's plans for future operations, recent operating results and projected undiscounted cash flows. As at June 30, 2004 and December 31, 2003, significant doubt exists with respect to the recoverability of these licenses. Consequently, intellectual property has been written-down to a nominal value of $1.


     6.   LOAN PAYABLE

          Loan payable is due on demand and bears interest at 2% per month.

PERFISANS HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


     7.   PROMISSORY NOTE PAYABLE

          Promissory note payable bears interest at 2% per month, with principal and interest payable at the earlier of i) July 2004; or ii) upon the Company's receipt of at least $4,000,000 in gross proceeds from public or private sale of the company's securities. The terms of the note has been extended to August 31, 2004.


     8.   RELATED PARTY TRANSACTION

          Included in cost of sales are $143,200 of purchases from a shareholder of the company in March 2004.


     9.   CONTINGENT LIABILITY

          The Company has received a Job Creation Loan in the amount of $77,000. If job creation under the loan program does not materialize, the penalty will be a retroactive increase in the interest rate to prime plus 2.5%, per annum, from prime plus 0.25% per annum.

          Management is unable to determine the likelihood of this penalty materializing as at June 30, 2004. Any expense that may result from this penalty will be recognized in the period in which it becomes known.


     10.  REGISTRATION STATEMENT

          On February 12, 2004, the Company filed a registration statement whereby the company is offering up to 4,000,000 shares of common stock in two tranches. Tranche 1 is 2,000,000 shares at $2.00 each and Tranche 2 is 2,000,000 shares at $3.00 each. On June 29, 2004, the registration statement was declared effective pursuant to Section 8(a) of the Securities Act of 1933 by the Securities and Exchange Commission.

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

Our financial statements have been prepared with the assumption that there we can continue as a going concern. Our ability to continue as a going concern is dependent on our ability to effect our Plan of Operations.

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

We introduced our first product to the market by the end of June, 2004. The product is a network interface chip. The product is now under evaluation by our customers.

We plan to introduce two more products to the market by the end of third quarter and the end of fourth quarter of the year. These products relate to network interface semiconductor integrated circuits.

Product 2 - Management plans to market this low cost, single chip Gigabit network interface chip primarily to network card manufacturers market products geared toward the consumer market. We plan on releasing this product towards the end of the third quarter of 2004.

Product 3 - This product will also be targeted for low cost consumer products. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the consumer market. We plan to release this product towards the end of the fourth quarter of 2004.

For the next twelve months, the engineering team will be concentrated on the support and further development of these chips. The engineering team will also work on the design aspect of future iSCSI product.

Taiwan and China are key regions and Perfisans is currently setting up agreements with representatives and distributors who have strong relationships with, and are in our management's opinion equipped to penetrate and serve, the identified strategic customers in these regions. We have identified a few potential distributors and representatives in these areas. Plans are set to visit these key customers with our new chips and reference designs, together with our representatives and distributors. We have established agreements for some of these distributors and representatives. We will continue to search for appropriate candidate for the distribution of our products in these two geographical areas. Our Marketing and Product Development teams have collaborated on the planning of our new product roadmap, and sales and business development activity will be synchronized with the product introduction plans.

A similar process will be followed in North America, the UK, Europe, Scandinavia and the Middle East; however, Taiwan and China are considered to be the initial priorities.

Despite our minimal revenues to date, we believe that our management has developed a business plan that if successfully implemented could substantially improve our operational results and financial conditions. The adequacy of cash resources over the next twelve months will depend primarily on our operating results and the ability to obtain proceeds from the sales of securities. We currently estimate our projected cash requirement for the operation for the next twelve months to be approximately $10 million. We have an agreement with SBI and Westmoreland for a $4 million funding and we must secure the anticipated requisite remainder of $6 million through other means, such as sales of additional securities. The proceeds from the sales of these securities to SBI and Westmoreland, in Management's estimation, will be adequate to fund our expected operating and capital needs for the next four months.

For the next six months, we plan to spend approximately $250,000 in Computer Aided Design (CAD) tools. A total of $500,000 is allocated for non-recurring Engineering (NRE) Charges for development of the Semiconductor chips.

We plan to increase the total number of employees from 22 to 26 in the next six months. The addition will be in R&D, sales and marketing.

RESULTS OF OPERATIONS FOR PERFISANS HOLDINGS, INC.

Our revenue to date came from the sale of ADSL modems and IP Phones. This represented a business opportunity that arose during the quarter. We may continue to explore such business opportunities in the future. However the plan is to develop a marketing strategy for our own internally developed chips. There is total revenue of $696,504 with a profit of $52,913 for the three month period ended June 30, 2004.

Total operating cost increased for the three-month period ending June 30, 2004, from $146,593 to $493,069 or 236% from the corresponding prior year period. This increase was primarily due to the increase in operating activities during the period.

General and Administration fees increased for the three month ending June 30, 2004, from $87,608 to $427,190 or 388% from the corresponding prior year period, primarily as a result of the larger operation and more overseas activities.

Total operating cost for the six-month period ending June 30, 2004 increased from $275,268 to $1,019,401 or 270% from the corresponding prior year period. This increase was primarily due to the increase in operating activities during the period.

General and Administration fees for the six month ending June 30, 2004 increased from $158,865 to $887,656 or 458% from the corresponding prior year period, primarily as a result of the larger operation and more overseas activities.

We have issued promissory notes for $250,000 as bridge financing at an interest of 2% per month with principal and interest payable by July 25, 2004 or upon the receipt of at least $4,000,000 in gross proceeds from sale of our securities. The loan is now passed due and we are in the process of amending the agreement to extend the loan period for another 30 days. The lender has the option to convert the loan amount into shares.

During the first quarter, we received an additional loan $107,250 from a shareholder, General Resources Company, at an interest of 2% per month. The repayment date has not as yet been formalized.

In the second quarter, we received an additional loan $142,930 from a third party at an interest of 2% per month. The repayment date has not as yet been formalized.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:
Contractual obligations as of June 30, 2004 are as follows:

PAYMENTS DUE BY END OF PERIOD

CONTRACTUAL             TOTAL   LESS THAN 1 YEAR   AFTER 1-3 YEARS   3-5  YEARS
OBLIGATIONS
BUILDING  LEASES       $805,379      $162,444          $324,888      $318,047
EQUIPMENT LEASES             --            --                --            --
LONG-TERM DEBT          $31,239       $14,527           $16,712            --
SHORT-TERM DEBT        $250,000      $250,000                --            --
   TOTAL             $1,086,618      $426,971          $341,600      $318,047


RECENT ACCOUNTING PRONOUNCEMENTS:

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter 2004, we sold convertible promissory notes for $250,000 as bridge financing at an interest of 2% per month with principal and interest payable by July 25, 2004 or upon the receipt of at least $4,000,000 in gross proceeds from sale of our securities. The proceeds from the sale of convertible debentures and warrants were used to repay debt obligations and for working capital. We believe the above issuance was exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a).    Exhibits

31 Certification of Chief Executive Officer and Principal Accounting Officer, pursuant to Rule 13a - 14(a).*

32 Certification of Chief Executive Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith




(b) Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PERFISANS HOLDINGS, INC.


August 16, 2004                  By: /s/ TO-HON LAM
                                     ---------------
                                 To-Hon Lam
                                 Chief Executive Officer and Principal
                                 Accounting Officer