Form 10QSB
period 2004-09-30
PERFISANS HOLDINGS INC
filed 2004-11-15
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended September 30, 2004 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to_______

                          Commission File No. 000-27773

                            PERFISANS HOLDINGS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)



---------------------------------- ---------------------------------------------
              MARYLAND                              91-1869317
---------------------------------- ---------------------------------------------
      (State of Incorporation)         (I.R.S. Employer Identification No.)
---------------------------------- ---------------------------------------------


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

As of November 15, 2004 there were 39,720,189 shares of common stock, par value $0.001 per share, outstanding.

                            PERFISANS HOLDINGS, INC.


PART I - FINANCIAL INFORMATION


Item 1. Financial Statements................................................   1

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  11

Item 3. Controls and Procedures.............................................  14


PART II - OTHER INFORMATION


Item 1. Legal Proceedings...................................................  15

Item 2. Changes in Securities...............................................  15

Item 3. Defaults Upon Senior Securities.....................................  15

Item 4. Submission of Matters to a Vote of Security Holders.................  15

Item 5. Other Information...................................................  15

Item 6. Exhibits and Reports on Form 8-K....................................  15


SIGNATURES..................................................................  16

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

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                            PERFISANS HOLDINGS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                                   (UNAUDITED)



                                TABLE OF CONTENTS


Interim Consolidated Balance Sheets as of September 30, 2004
    and December 31, 2003                                                  1 - 2

Interim Consolidated Statements of Operations for the three months
    ended September 30, 2004 and 2003                                          3

Interim Consolidated Statements of Operations for the nine months
    ended September 30, 2004 and 2003                                          4

Interim Consolidated Statements of Cash Flows for the nine months
    ended September 30, 2004 and 2003                                          5

Interim Consolidated Statements of Changes in Stockholders'
    Equity (Deficiency) for the nine months ended September 30, 2004
    and for the year ended December 31, 2003                                   6

Notes to Interim Consolidated Financial Statements                        7 - 10

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                   September 30,    December 31,
                                                            2004            2003

                                                             $               $

                                     ASSETS
CURRENT ASSETS

    Cash and cash equivalents                            229,841         484,848
    Accounts receivable                                  191,279          46,034
    Prepaid expenses and deposits                         30,320          62,665
    Inventory                                            344,828              --
                                                    ------------    ------------

                                                         796,268         593,547

PROPERTY, PLANT AND EQUIPMENT                            221,997         209,220

INTELLECTUAL PROPERTY                                          1               1
                                                    ------------    ------------














                                                       1,018,266         802,768
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


APPROVED ON BEHALF OF THE BOARD

                                     Director
-------------------------------------

                                     Director
-------------------------------------

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                September 30,      December 31,
                                                         2004              2003

                                                           $                $

                                   LIABILITIES

CURRENT LIABILITIES

    Accounts payable and accrued liabilities           769,780          302,325
    Bank Indebtedness                                   27,705           39,851
    Promissory note payable                            250,000               --
                                                  ------------     ------------

                                                     1,047,485          342,176

LOAN FROM A SHAREHOLDER                                352,395          264,767
                                                  ------------     ------------

                                                     1,399,880          606,943
                                                  ------------     ------------

                        STOCKHOLDERS' EQUITY (DEFICIENCY)

CAPITAL STOCK                                           38,095           37,660

COMMON STOCK SUBSCRIBED                              3,250,000               --

STOCK SUBSCRIPTIONS RECEIVABLE                      (3,250,000)              --

ADDITIONAL PAID - IN CAPITAL                         7,031,738        6,117,173

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)         (123,263)         (94,459)

DEFICIT                                             (7,328,184)      (5,864,549)
                                                  ------------     ------------

                                                      (381,614)         195,825
                                                  ------------     ------------

                                                     1,018,266          802,768
                                                  ============     ============


                  The accompanying notes are an integral part
              of these interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                          2004             2003

                                                           $                $

REVENUE                                                  4,659               --

    Cost and goods sold                                  4,176               --
                                                  ------------     ------------

GROSS PROFIT                                               483               --
                                                  ------------     ------------

OPERATING EXPENSES

  Stock-based compensation                                  --          397,397
  General and administration                           773,334          321,968
  Interest                                                 354              582
  Management salaries                                  100,000           50,000
  Amortization                                          19,351           51,801
                                                  ------------     ------------

TOTAL OPERATING EXPENSES                               893,039          821,748
                                                  ------------     ------------

OPERATING LOSS                                        (892,556)        (821,748)

    Interest income and research and
         development tax refund                        225,781            1,026
                                                  ------------     ------------

NET LOSS                                              (666,775)        (820,722)
                                                  ============     ============

Loss per share, basic and diluted                        (0.02)           (0.02)
                                                  ============     ============

Weighted average shares outstanding                 37,967,689       32,942,967
                                                  ============     ============


                  The accompanying notes are an integral part
              of these interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                          2004             2003

                                                           $                $

REVENUE                                              1,036,981               --

    Cost and goods sold                                961,137               --
                                                  ------------     ------------

GROSS PROFIT                                            75,844               --
                                                  ------------     ------------

OPERATING EXPENSES

  Stock-based compensation                                  --          397,397
  General and administration                         1,660,990          480,833
  Interest                                               1,134            1,788
  Management salaries                                  200,000          150,000
  Amortization                                          50,316           66,998
                                                  ------------     ------------

TOTAL OPERATING EXPENSES                             1,912,440        1,097,016
                                                  ------------     ------------

OPERATING LOSS                                      (1,836,596)      (1,097,016)

    Interest income and research and
         development tax refund                        372,961            1,144
                                                  ------------     ------------

NET LOSS                                            (1,463,635)      (1,095,872)
                                                  ============     ============

Loss per share, basic and diluted                        (0.04)           (0.03)
                                                  ============     ============

Weighted average shares outstanding                 37,762,689       32,942,967
                                                  ============     ============


                  The accompanying notes are an integral part
              of these interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                          2004             2003

                                                          $                $
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                         (1,463,635)      (1,095,872)
   Items not requiring an outlay of cash:
      Amortization                                      50,316           66,998
      Issue of shares for professional services        120,000            7,000
      Management salaries contributed                  100,000          150,000
      Stock-based compensation                              --          397,397
      Increase in accounts receivable                 (139,285)          (7,511)
      (Increase) Decrease in prepaid expenses
         and deposits                                   32,371          (19,146)
      Increase in accounts payable and
         accrued liabilities                           441,019          140,244
      Increase in inventory                           (327,552)              --
                                                  ------------     ------------

NET CASH USED IN OPERATING ACTIVITES                (1,186,766)        (360,890)
                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment of bank loans                             (11,294)         (16,080)
   Proceeds from promissory note payable               250,000               --
   Proceeds from (Repayment of) loan from
      a shareholder                                     76,281         (109,258)
   Proceeds from issuance of shares
      (net of share issue costs)                       695,000        1,306,100
                                                  ------------     ------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES      1,009,987        1,180,762
                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property, plant and equipment           (56,943)         (22,174)
                                                  ------------     ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES            (56,943)         (22,174)
                                                  ------------     ------------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES       (21,285)              89
                                                  ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS FOR THE YEAR                           (255,007)         797,787

   Cash and cash equivalents, beginning of period      484,848           28,188
                                                  ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD               229,841          825,975
                                                  ============     ============


                  The accompanying notes are an integral part
              of these interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND FOR THE YEAR ENDED DECEMBER 31, 2003 (AMOUNTS EXPRESSED IN US DOLLARS) (UNAUDITED)


                                                                                                                           Class A
                                               Common                                                                  convertible
                                                stock     Common        Class A     Class A       Class B    Class B    preference
                                            number of      Stock      number of      shares     Number of     shares     number of
                                               shares     amount         shares      amount        shares     amount        shares
                                          ===========    =======    ===========    ========    ==========    =======    ==========
                                                            $                          $                        $
Balance as of December 31, 2002                    --         --     21,350,000         195     1,475,005     43,515     4,462,500

Issuance of Class B shares for services            --         --             --          --       110,000      7,000            --

Issuance of Class A convertible
  preference shares for services                   --         --             --          --            --         --       600,000

Issuance of Class A shares as payment
  for raising capital                              --         --      1,142,500          --            --         --            --

Issuance of Class A convertible
  preference shares as payment for
  raising capital                                  --         --             --          --            --         --       532,792

Issuance of Class A shares for cash                --         --      1,500,000     744,598            --         --            --

Issuance of Class A convertible
  preference shares for cash                       --         --             --          --            --         --     1,770,170

Recapitalization pursuant to
  reverse acquisition                      37,786,519     37,786    (23,992,500)   (744,793)   (1,585,005)   (50,515)   (7,365,462)

Cancellation of Common stock                 (126,330)      (126)            --          --            --         --            --

Management salaries contributed                    --         --             --          --            --         --            --

Stock-based compensation                           --         --             --          --            --         --            --

Foreign currency translation                       --         --             --          --            --         --            --

Net loss for the year                              --         --             --          --            --         --            --
                                          -----------    -------    -----------    --------    ----------    -------    ----------
Balance as of December 31, 2003            37,660,189     37,660             --          --            --         --            --

Issue of shares                               435,000        435             --          --            --         --            --

Capital stock subscribed                           --         --             --          --            --         --            --

                                                   --         --             --          --            --         --            --
Management salaries contributed

Foreign currency translation                       --         --             --          --            --         --            --

Net loss for the period                            --         --             --          --            --         --            --
                                          -----------    -------    -----------    --------    ----------    -------    ----------
Balance as of September 30, 2004           38,095,189     38,095             --          --            --         --            --
                                          ===========    =======    ===========    ========    ==========    =======    ==========


                                                                                                          Accumulated
                                              Class A                                                           other
                                          convertible                                                         compre-
                                           preference       Common  Additional                                hensive
                                               shares        stock     paid-in              Comprehensive      income
                                               amount   subscribed     capital      Deficit          loss      (loss)
                                           ==========    =========   =========   ==========    ==========    ========
                                                $            $           $            $               $          $
Balance as of December 31, 2002             2,133,000           --   1,330,575   (3,978,846)           --       1,531

Issuance of Class B shares for services            --           --          --           --            --          --

Issuance of Class A convertible
  preference shares for services              360,000           --          --           --            --          --

Issuance of Class A shares as payment
  for raising capital                              --           --          --           --            --          --

Issuance of Class A convertible
  preference shares as payment for
  raising capital                                  --           --          --           --            --          --

Issuance of Class A shares for cash                --           --          --           --            --          --

Issuance of Class A convertible
  preference shares for cash                  938,553           --          --           --            --          --

Recapitalization pursuant to
  reverse acquisition                      (3,431,553)          --   4,189,074           --            --          --

Cancellation of Common stock                       --           --         126           --            --          --

Management salaries contributed                    --           --     200,000           --            --          --

Stock-based compensation                           --           --     397,398           --            --          --

Foreign currency translation                       --           --          --           --       (95,990)    (95,990)

Net loss for the year                              --           --          --   (1,885,703)   (1,885,703)         --
                                           ----------    ---------   ---------   ----------    ----------    --------
Balance as of December 31, 2003                    --           --   6,117,173   (5,864,549)   (1,981,693)    (94,459)
                                                                                               ----------
Issue of shares                                    --           --     814,565           --            --          --

Capital stock subscribed                           --    3,250,000          --           --            --          --

                                                   --           --     100,000           --            --          --
Management salaries contributed

Foreign currency translation                       --           --          --           --       (28,804)    (28,804)

Net loss for the period                            --           --          --   (1,463,635)   (1,463,635)         --
                                           ----------    ---------   ---------   ----------    ----------    --------
Balance as of September 30, 2004                   --    3,250,000   7,031,738   (7,328,184)   (1,492,439)   (123,263)
                                           ==========    =========   =========   ==========    ==========    ========


                  The accompanying notes are an integral part
              of these interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


     1.   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles in the United State of America for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals)
          considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicated of the results that may be expected for the year ended December 31, 2004. Interim consolidated financial statements should be read in conjunction with the company's annual audited consolidated financial statements.


     2.   SECURITIES EXCHANGE AGREEMENT AND REVERSE ACQUISITION

          On December 19, 2003, Griffin Industries, Inc. ("Griffin"), a publicly traded company, entered into a Securities Exchange Agreement with Perfisans Networks Corporation, a Canadian corporation ("Perfisans"). In exchange for the acquisition of the 100% interest in Perfisans, the shareholders of Perfisans were issued a total of 32,942,967 Common shares of Griffin. Following the share exchange, the former shareholders of Perfisans held 87.5% of the 37,660,189 shares of common stock of Griffin outstanding at the time. Consequently, even though Griffin is the legal acquirer, this transaction will be treated as an acquisition of Griffin by Perfisans and as a recapitalization by Perfisans for accounting purposes.

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

          The Company has released one product to the market in 2004. The Company has also revised the product development plan based on the market and the current funding and resources situation. These products are focused on the network interface semiconductor integrated circuits.

PERFISANS HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

          Product 1 - Gigabit Network interface chip. The Company released this network interface chip in the second quarter of 2004.

          Product 2 - Single chip Gigabit network interface chip. Management is marketing this product primarily to network card manufacturers who are marketing products geared toward the enterprise market. The Company plan to release this product in the first quarter of 2005.

          Product 3 - iSCSI storage chip. This product will be targeted for high performance and cost sensitive market. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the enterprise market. The Company plans to release this product towards the end of the third quarter of 2005.

          Despite having limited revenue since inception, the Company believes that its management has developed a business plan, that if successfully implemented could substantially improve the Company's operational results and financial conditions. The adequacy of cash resources over the next twelve months is primarily dependent on its operating results and the ability to obtain proceeds from the sales of securities. The projected cash requirement for the next twelve months will be 10 million dollars. The Company has an agreement with SBI and Westmoreland for a $4 million funding. Seven hundred and fifty thousand dollars has been received by the company from SBI and Westmoreland. SBI and Westmoreland have signed promissory notes on the balance that has not yet been received. The Company must secure the anticipated requisite remainder of $6 million through other means, such as sales of additional securities or other financing initiatives.


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

PERFISANS HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
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
                                                  ============     ============

          Intellectual property represents licenses to use, modify and prepare derivative works of licensors' source material. Licenses may be subject to annual and usage fees. The terms of the licenses continue indefinitely unless breached by the terms of the agreements. As at September 30, 2004 and December 31, 2003, the Company had three licensing agreements, which it entered into between April 2002 and July 2002. These licenses are non-transferable, non-sublicensable and royalty free. The Company must pay annual support and maintenance fees to the licensors to maintain the terms of the agreements. These licenses give the Company the right to incorporate licensor software into the Company's internally-developed software and the products it is developing.

          Annual support and maintenance fees are expensed as they become due.

          The Company evaluates the recoverability of the intellectual property and reviews the impairment on an annual basis and at any other time if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount utilizing the guidance of SFAS 142, "Goodwill and other Intangible Assets". Several factors are used to evaluate the intellectual property, including but not limited to, management's plans for future operations, recent operating results and projected undiscounted cash flows. As at September 30, 2004 and December 31, 2003, significant doubt exists with respect to the recoverability of these licenses. Consequently, intellectual property has been written-down to a nominal value of $1.

     6.   PROMISSORY NOTE PAYABLE

          Promissory note payable bears interest at 2% per month, with principal and interest payable at the earlier of i) July 2004; or ii) upon the Company's receipt of at least $4,000,000 in gross proceeds from public or private sale of the company's securities. A renewal agreement with new terms has been drafted and is under review by the Company's lawyer.

PERFISANS HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

     7.   RELATED PARTY TRANSACTION

          Included in cost of sales are purchases of $143,200 from a shareholder of the Company in March 2004.


     8.   CONTINGENT LIABILITY

          The Company has received a Job Creation Loan in the amount of $77,000. If job creation under the loan program does not materialize, the penalty will be a retroactive increase in the interest rate to prime plus 2.5%, per annum, from prime plus 0.25% per annum.

          Management is unable to determine the likelihood of this penalty materializing as at September 30, 2004. Any expense that may result from this penalty will be recognized in the period in which it becomes known.

     9.   Warrants and Options

          During the third quarter, the following warrants have been issued.

               a. Trilogy Capital Partners, LLC, 100,000 stock warrants at $1 were issued on September 17, 2004 with a term of 3 years. This was for the work of the Company's Investor Relations.

               b. Shingfat International Consulting Inc., 1,000,000 stock warrants at $1 were issued on September 17, 2004 with a term of 3 years. This was for the business and investor relations and stock market consultations.

               c. SBI USA, 600,000 stock warrants at $2 was issued on July 13, 2004 with a 3-year term as part of the stock purchase agreement filed pursuant to the SB2.

               d. Sharp Idea Securities Co., Ltd, 250,000 stock warrants were issued on July 1, 2004 at $2 with a 3-year term for consultant work on behalf of the Company in the development and execution of its business plan and assistance in marketing the products of the Company.

               e. General Resources Company, 250,000 stock warrants were issued on July 1, 2004 at $2 with a 3-year term for marketing and business development in Taiwan.

               f. The Company is committed to issuing 100,000 options or warrants at $3 to its legal counsel.

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

We released one product to the market in 2004. The product is a network interface chip. We successfully received a blanket order for one year from DBL Technology Co. Ltd. in China. The product is under evaluation by our other customers.

We also revised the product development plan based on the market and the current funding and resources situation. These products are focused on the network interface semiconductor integrated circuits.

Product 1 - Gigabit Network interface chip. The Company released this network interface chip in the second quarter of 2004.

Product 2 - Single chip Gigabit network interface chip. Management is marketing this product primarily to network card manufacturers who are marketing products geared toward the enterprise market. The Company plan to release this product in the first quarter of 2005.

Product 3 - iSCSI storage chip. This product will be targeted for high performance and cost sensitive market. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the enterprise market. The Company plans to release this product towards the end of the third quarter of 2005.

For the next twelve months, the engineering team will be concentrated on the support and further development of these chips. The engineering team will also work on the design aspect of future iSCSI products.

We have signed up distributors in Canada, US and China. In addition, we have identified Taiwan and China as key regions and will continue to search for appropriate candidate for the distribution of our products in these two geographical areas. Our Marketing and Product Development teams have collaborated on the planning of our new product roadmap, and sales and business development activity will be synchronized with the product introduction plans.

Despite having limited revenue since inception, we believe that our management has developed a business plan, that if successfully implemented could substantially improve the Company's operational results and financial conditions.

The adequacy of cash resources over the next twelve months is primarily dependent on its operating results and the ability to obtain proceeds from the sales of securities. The projected cash requirement for the next twelve months will be 10 million dollars. We have an agreement with SBI and Westmoreland for a $4 million funding. Seven hundred and fifty thousand dollars has been received by the company from SBI and Westmoreland. SBI and Westmoreland have signed promissory notes on the balance that has not yet been received. We will have to secure the anticipated requisite remainder of $6 million through other means, such as sales of additional securities or other financing initiatives.

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

RESULTS OF OPERATIONS FOR PERFISANS HOLDINGS, INC.

We had minimal revenue generated during this quarter. This was due to the fact that we allocated most of our marketing and sales resources for our own product in this quarter. We have received a blanket order of approximately one million dollars from DBL Technology Co. Ltd. in China. The delivery of the products to this customer is scheduled to begin at first quarter of 2005. We are in the process of securing more sales orders from other customers.

We have reported total revenue of $4,659 with a profit of $483 for the three month period ended September 30, 2004.

Total operating expenses increased for the three-month period ending September 30, 2004, from $821,748 to $893,039 or 9% from the corresponding prior year period. This increase was primarily due to the increase in operating activities including SEC filings, auditing and legal services during the period.

General and Administration fees increased for the three month ending September 30, 2004, from $321,968 to $773,334 or 140% from the corresponding prior year period, primarily as a result of the increase in operations and overseas activities.

Total operating expenses for the nine-month period ending September 30, 2004 increased from $1,097,016 to $1,912,440 or 74% from the corresponding prior year period. This increase was primarily due to the increase in operating activities during the period.

General and Administration fees for the nine-month ending September 30, 2004 increased from $480,833 to $1,660,990 or 245% from the corresponding prior year period, primarily as a result of the increase in operations and overseas activities.

We have issued promissory notes for $250,000 as bridge financing at an interest of 2% per month with principal and interest payable by July 25, 2004 or upon the receipt of at least $4,000,000 in gross proceeds from sale of the company's securities. The loan is now past due and we are in the process of amending the agreement to extend the loan period until the end of December, 2004. The terms and conditions will be changed and the agreement is now under review by our lawyer.

During the first quarter, we received an additional loan $107,250 from a shareholder, General Resources Company, at an interest of 2% per month. The repayment date has not as yet been formalized.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

Contractual obligations as of September 30, 2004 are as follows:

                          PAYMENTS DUE BY END OF PERIOD

------------------ ------------ ------------------ ----------------- -----------
 CONTRACTUAL
   OBLIGATIONS         TOTAL      LESS THAN 1 YEAR   AFTER 1-3 YEARS   3-5 YEARS
------------------ ------------ ------------------ ----------------- -----------
 BUILDING LEASES      $758,598           $156,951          $313,903    $287,744
------------------ ------------ ------------------ ----------------- -----------
 EQUIPMENT LEASES           --                 --                --          --
------------------ ------------ ------------------ ----------------- -----------
 LONG-TERM DEBT        $27,705            $15,853           $11,852          --
------------------ ------------ ------------------ ----------------- -----------
 SHORT-TERM DEBT      $250,000           $250,000                --          --
------------------ ------------ ------------------ ----------------- -----------
      TOTAL         $1,036,303           $422,804          $325,755    $287,744
------------------ ------------ ------------------ ----------------- -----------


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

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.


                            PART II OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 1, 2004, we issued an aggregate of 2,060,000 shares of our common stock. We issued 60,000 shares to Gersten, Savage, Kaplowitz, Wolf & Marcus, LLP, our corporate counsel, for services rendered and agreed to issue 1,000,000 such shares to each of SBI Brightline Consulting LLC and Westmoreland PFNC LLC for cash consideration aggregating $4,000,000. We have received $750,000 and promissory notes for the remaining $3,250,000, but the notes have not yet been paid; consequently, we will hold the certificates evidencing ownership of the 2,000,000 shares until we have received payment in full. We believe the above issuances were exempt from registration pursuant to the exemption provided by
Section 4(2) of the Securities Act.

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

                                            PERFISANS HOLDINGS, INC.


November 15, 2004
                                            By: /s/ To-Hon Lam
                                                ---------------
                                            To-Hon Lam
                                            Chief Executive Officer and
                                            Principal Accounting Officer