Form 10KSB
period 2004-12-31
PERFISANS HOLDINGS INC
filed 2005-04-18
CIK 1049861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  -------------

(Mark One)

[X] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2004.

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

      THE ISSUER'S REVENUE FOR THE MOST RECENT FISCAL YEAR WAS $1,095,526

         The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on April 12, 2005 was approximately $17,500,000

         As of April 12, 2005 there were 38,185,983 shares of common stock, par value $0.001 per share, outstanding.

                                TABLE OF CONTENTS [To be confirmed]
                                -----------------

Page
----
PART I............................................................................................................... 1

         Item 1.  Business........................................................................................... 1

         Item 2.  Properties.........................................................................................13

         Item 3.  Legal Proceedings..................................................................................13

         Item 4.  Submission of Matters to a Vote of Security Holders................................................13


PART II..............................................................................................................14

         Item 5.  Market for Registrant's  Common Stock and Related Stockholder Matters..............................14

         Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............15

         Item 7.  Financial Statements......................................................................F-1 to F-25

         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............21

         Item 8A. Controls and Procedures............................................................................21


PART III.............................................................................................................22

         Item 9.  Directors and Executive Officers of the Registrant.................................................22

         Item 10. Executive Compensation.............................................................................25

         Item 11. Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters....................................................................27

         Item 12. Certain Relationships and Related Transactions.....................................................28

         Item 13. Exhibits and Reports on Form 8-K...................................................................28

         Item 14. Principal Accountant Fees and Services.............................................................29

                                     PART I

ITEM 1. BUSINESS


COMPANY HISTORY

We were incorporated in the State of Maryland on October 14, 1997 under the name Griffin Industries, Inc. We had no operations prior to the acquisition of Perfisans Networks Corporation. On December 3, 2003, we amended our Articles of Incorporation to change our name to Perfisans Holdings, Inc.

Prior to the acquisition, Global Funding Corp. was our controlling shareholder and Paul Adams was our sole officer and director. Global Funding Corp. was controlled by Landon Barretta.

THE PERFISANS ACQUISITION

On December 19, 2003, we acquired all of the capital stock of Perfisans Networks Corporation, a Canadian company registered in the Province of Ontario. As a result of the acquisition, Perfisans Networks Corporation became a wholly owned subsidiary of ours.

In connection with the acquisition, we issued an aggregate of 32,942,967 shares of our common stock and 5,627,493 warrants to purchase our common stock to the shareholders of Perfisans Networks Corporation in exchange for all the issued shares of Perfisans Networks Corporation. In connection with the acquisition, Perfisans Networks Corporation also paid an aggregate of $200,000 in cash which was used to pay off all of the outstanding obligations of Perfisans Holdings. In exchange, for such payment shareholders of Perfisans Networks Corporation were issued an additional 2,468,866 shares of our common stock, which was distributed to Perfisans Networks' pre-acquisition stockholders. Immediately following the acquisition, the shareholders of Perfisans Networks owned approximately 95% of our common stock. There were no other control persons prior to the acquisition. The terms of the transaction were established by arms-length negotiations between Perfisans Holdings, Inc., Global and Perfisans Networks Corporation. Global was 100% owned by Landon Barretta.

We own 100% of the capital stock of Perfisans Networks Corporation, through which all of our operations are conducted. Perfisans is a technology company focused on the development of cost effective, high performance network processing and storage chips. Perfisans is now in the process of going through the testing and quality assurance of the chips manufactured. As of the date hereof, Perfisans has not made any sales of its computer chips.

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

A network is basically a system comprising several computers which are connected either directly by cables or wireless, and through local, national and international telephone networks. A widely known communication system is the "Internet", or "World Wide Web".

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

The quality and efficiency of the technology utilized in such NICs is critical to the successful, rapid and reliable sharing and transmitting of data. Perfisans Networks technology and devices are designed to increase speed and the ability to share data. Perfisans delivers its technology in what Management believes to be a cost effective solution embodied in silicon chips, or semiconductors.

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

The need therefore arises for NIC technology, which can alleviate this problem by eliminating the bottlenecks.

Perfisans has designed a Gigabit Ethernet solution, which is designed to significantly reduce the need for the network processors to devote a large portion of their processing power to managing the TCP/IP overhead. This is known as "TCP/IP Off-Load", and the Perfisans chip is therefore known as a "TCP/IP Off-Load Engine", or "TOE".

The markets for Perfisans' TOE devices are therefore all users of NIC cards, which includes manufacturers of laptop and desktop computers, routers, servers, Storage Area Networks (SAN). LAN, MAN, and WAN systems. An important additional market segment is the Small Business Home Office sector, known as "SOHO", which includes individual consumers. Perfisans intends to address all of these markets with what Management believes are competitively priced products.

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

Management believes that our TOE technology alleviates the growing bottleneck experienced by networks and significantly increases the data throughput speed in increasingly complex network applications in video-over-internet protocol, voice-over-internet protocol, SOHO applications and storage networking.

Perfisans TOE technology, is designed to (a) conserve space in PCs by inserting our network chip in the "motherboard", and (b) avoid the cost of replacing or rebuilding existing network infrastructure due to our TOE chip's backward compatibility with 10/100Mbps systems.

Perfisans has developed an additional technology, the System Network Accelerator
(SNA). Our SNA is designed to provide a carefully balanced hardware and software implementation, partitioning and filtering of different network information, in a system where different network situations are handled by different paths in the chip architecture.

We are in the process of registering a patent on our SNA technology, and intend to market our technology to the niche market created through the rapid expansion of networking standards to Gigabit Ethernet technology. We believe that our relationships with various OEM groups and non-competing chipmakers in the Far East will assist us in marketing our technology.

INDUSTRY OVERVIEW

          o Our Management estimates that the Gigabit Ethernet market has been projected to grow to a multi-billion dollar market by 2004, by the industry;

          o We believe that success in the semiconductor industry goes to the company which succeeds in being the first to market. Prime examples are ATI Technologies in the graphic chips market and Genesis Microchip in the flat panel display market. Our first product is presently under pre-production (Beta) testing and Management anticipates shipping the product in the 2nd quarter of 2004; and

          o We are targeting the SOHO market with our microchip and "Internet Small Computer Systems Interface" (iSCSI) products, particularly in the storage-networking segment, which is characterized by high volume, low cost semiconductor solutions. (iSCSI interfaces are an important component in current network interfaces for small computers).

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

The Technical Solution

As previously explained, Management believes that Perfisans Gigabit Ethernet TOE products, embedded in the Network Interface Card (NIC) will yield significant increases in data throughput. Our technology significantly reduces drag on the network speed by freeing up the host computer processor to concentrate on processing the payload data. In addition, Perfisans TOE chip's backward compatibility with older 10/100 Mbps network systems is designed to eliminate the need for the operator to invest in costly system upgrades or replacements.

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

Management believes that the sharing of online information, data, and resources among multiple devices at home and in offices is becoming increasingly important. Management believes that Internet use by home and small businesses has increased dramatically over the past several years, and expects it to expand rapidly in the future as more consumers are able to access the Internet at broadband speeds. As networking grows in popularity, Ethernet network link speeds have been increasing.

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

STORAGE NETWORKING BASICS

As described above, Management believes that current trends show that there are significant and continuing opportunities in the network data processing and storage industry. The necessity to process and store this growing amount of data securely is of critical concern, particularly for small businesses, home consumers, corporations and other organizations that all require more effective and efficient ways to transfer, store and maintain this information. Management believes that the marketplace demands simple, affordable storage in order to manage and store the burgeoning amount of data and that this demand will shape the way data storage is handled in the future as more and more information is passed between users across Global networks such as the Internet, and Local and Wide Area Networks.

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

Users of Internet Protocol Storage Area Network (IP-SAN):

Internet Protocol Storage Area Networks are most suitable for organizations with a need for streaming data, or which require large amounts of data to be stored and/or transmitted over the network. These include:

          o  Internet  Service  Providers  (ISPs) and Storage Service  Providers
             (SSP);

          o Organizations that need remote data replication and disaster recovery;

          o Geographically distributed organizations that require access to the same data on a real time basis; and

          o  Businesses   and   institutions    with   limited   IT   resources,
             infrastructure and budget.

PERFISANS' GIGABIT + TOE PRODUCTS:

We have developed a series of low cost and high volume semiconductor Application
Specific   Integrated  Circuits  (ASIC)  to  handle  offloading  of  the  TCP/IP processing from the CPU.

Management believes that Perfisans Gigabit + TOE products will contribute to the trend to replace existing, slower 10/100 Mbps network interface cards with faster cards with technology that facilitates data transfer speeds up to 10Gbps. These chips utilize the TOE technology to produce higher transfer speeds across networks using existing NIC architecture. Management believes that these chips will greatly address the needs of the emerging IP-SAN market and offer significant enhancements to the Gigabit Ethernet market. Our two initial products are in the final testing phase. We have released the first product by the end of the second quarter of 2004. To date, we have not sold any of our computer chips.

We have identified three market segments with potential need for our chips:

     o  Consumer;

     o  Small Office Home Office (SOHO); and

     o  Enterprise (large organizations networking) Market.

We will initially release two products, embodying our core technology coupled with rich feature sets, to meet the needs of these specific market segments.

The markets for Perfisans TOE devices are all users of NIC cards, which includes manufacturers of laptop and desktop computers, routers, servers, Storage Area Networks (SAN). LAN, MAN, and WAN systems. In addition, an important additional market segment is the Small Business Home Office sector, known as "SOHO", which includes individual consumers. Perfisans intends to address all of these markets with competitively priced products.

In addition to NIC cards, Perfisans chips will be installed directly on motherboards in desktop and laptop computers, thereby conserving space where it is at a premium, and in "host bus adapters", The "host" is the computer in which the NIC or Perfisans chip is installed, and incorporates the processor (CPU), which normally has the job of managing the entire data packet.

PERFISANS TECHNOLOGY

Perfisans technology utilizes System-On-A-Chip (SOC) designs and our chips require no software programming to be done by the customer.

MANUFACTURING

Although Perfisans believes that it has a choice of several leading semiconductor foundries for the manufacture of its chips, to date it has utilized OKI Semiconductor Company in Japan to manufacture its sample chips. Purchase orders will be made between us and foundries, which manufacture products of this type. The purchase orders typically will cover the cost and lead times of the products being produced.

RESEARCH AND DEVELOPMENT

We have invested significant resources towards research and development activities in order to develop our products. We have spent $714,521 in 2003 and $1,604,488 in 2004 on research and development activities. These expenses are expected to be 100% borne directly by customers. These costs will be built into the selling price of products. The following table summarizes the major expenses:

                                                       2003          2004
                                                     --------     ----------
R & D Salary                                         $510,489     $1,069,829
Components                                             19,533         13,075
CAD & IP Maintenance                                   19,533        168,269
Non Recurring Engineering Charges                       1,058        351,416
Sub-Contractor Fee                                    163,908          1,899
                                                     --------     ----------
                                                     $714,521     $1,604,488
                                                     ========     ==========

INTELLECTUAL PROPERTY

Perfisans Networks Corporation's SNA (Storage Network Accelerator) Technology effectively addresses the network-processing bottleneck by processing the network protocol, including TCP/IP and iSCSI in the Perfisans chip, thereby sharply reducing host processor overhead. The technology is implemented by using a carefully balanced hardware and software implementation, partition and filtering of different network information. Different network situations are handled by different paths in the architecture. This approach is unique to Perfisans and Management filed a provisional patent application (Patent No. 60/495,518) covering this technology in August 2003. There can be no assurance that such patents and trademarks will be granted or if granted that they will successfully protect our proprietary technology and trade secrets. For branding purposes, management intends to trademark Perfisans' logo.

COMPETITION

The market for TCP/IP Offload engine products is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and competitive pricing. Companies in the market compete based on price point and the ability to deliver innovative products. As this is an emerging market, management expects our competitive pressure to come from both start-ups and traditional network component vendors. Although the Network Processor Units (NPU) segment presently contains numerous start-ups, management believes that it has a wide enough head start to gain and hold 'mind share' and market share in this segment of the Network Processor Units arena. This is critical in the computing industry as Management believes that the company that launches its product first can easily capture a significant market share.

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

In comparison to our primary competitors, Management believes that Perfisans possesses key competitive advantages, and that Perfisans strength lies in its ability to deliver highly integrated, and fully featured products, and in-depth support to our customers through their entire product development cycle in a partnership business relationship. This approach will ensure rapid times to market for our customers, while also enabling us to secure the edge in capturing new customer business ahead of our competition, and the potential to win repeat volume business at predictable and high ASPs and gross margins. We will employ this partnership business model to capture an increasing share of the strategic Original Equipment Manufacturers (OEMs) who serve the key SOHO and home networking markets. Management believes that other competitors in the TOE/Storage network processor market are primarily targeting the enterprise market. Management believes that our primary competitors are Aegis Broadband Inc. and Marvell Technology Ltd.

Sustainable Competitive Advantage

We have designed our initial portfolio of products (SNA1000 series and SNA3000 series) with what Management believes to be strong sustainable competitive advantages, including:

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

     Higher Overall ROI for customers

               Customers using our products will benefit from fast times to market as a result of:

     o  Significantly reduced product development cycles due to:

        o  The simplicity of our hardware design;

        o The absence of a need for software programming, which translates into a much reduced development cycle; and

        o  Perfisans' System On Chip (SoC) methodology providing scalability.

     o  Perfisans   commitment  to  in-depth  design  and  application   support
        throughout the customer's product development cycle.

PRODUCTS & SERVICES

Perfisans offers products in the form of chips and/or printed circuit boards on which Perfisans chips are installed. Printed circuit board products will be offered to customers in the form of "reference designs" or "evaluation kits" to facilitate the customer's product development, and evaluation and approval of our chips. Board level products will also be offered in manufacturable form in those cases where customers lack either the design expertise and/or the design resources to produce their own board level products. In the latter cases, offering a manufacturable board level product is an effective marketing and sales tactic in that it can facilitate the sales process and can help in securing and retaining business with a customer.

Perfisans will also offer routine design support services via Perfisans Field Application Engineers (FAEs) who will work closely with customer design staff to help them complete their designs, using Perfisans chips, in the shortest possible time.

A description of Perfisans chip products follows:

1.   Product 1 - NIC TOE Accelerator Chip - ENA1001:

     The first of its line of chips that offers TOE functionality, the ENA1001 chip has been launched to the market by the end of the 2nd quarter of 2004.

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

2.   Product 2 - Dual Channel Gigabit network interface chip - ENA1002:

This low cost, single chip Gigabit network interface chip with TOE will be targeted to replace existing 10/100 Mbit products. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the consumer market. This product is scheduled for release by the end of the 3rd quarter of 2005.

4.   Product 3 - iSCSI Protocol Accelerator Chip - iTA1001:

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

Management believes that the iTA1001 is uniquely suited for the emerging IP-SAN market. The product also includes TOE functionality. It is targeted to the Internet Protocol (IP) Storage convergence market and provides a flexible, scalable, and high performance solution to the emerging iSCSI standard.

Key attributes of the iTA1001 chip which Management believes will contribute to improved bottom line performance for operators include:

     o  Accelerated traffic between the SCSI storage device and the internet;

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

Perfisans is in the process of seeking agreements with these entities, but there can be no assurance that any of the foregoing will be customers.

Perfisans has chosen Taiwanese manufacturers to be the first target customer base for the following reasons:

     o Perfisans already enjoys existing strong business connections in this location;

     o These companies, and Taiwan companies in general, will typically benefit from and welcome our superior IC design expertise, and are prone to rapid adoption of new and better performing products; and

     o  The economic slowdown in North America has caused us to direct immediate
        attention  to  penetrating  the  Taiwanese   market  by  leveraging  the
        extensive experience and connection of our management team.

As a component supplier to Network Infrastructure companies, it is important to develop strategic relationships with these companies. While we have not generated any sales to date, Management believes, although there can be no assurance, that the industry contacts available through our Management will bring a great deal of credibility to the entire organization, and will facilitate and expedite the forging of strong strategic alliances. The wider focus of the company is to target strategic original equipment manufacturers
(OEMs) in the United States, Europe and Asia. We are currently engaged in negotiations with reps and distis in Canada and Taiwan. We do not as yet have signed agreements with any reps or distis in these regions. We also have not signed any sales contract with any of the entities listed. We are confident of concluding satisfactory rep &/or disti agreements to coincide with the launch of our products in Q2 2004.

EMPLOYEES

     As of March 31, 2005, we had 21 full-time employees.

DESCRIPTION OF PROPERTY

Our headquarters are located at 4118 14th Avenue, Unit #4, Markham, Ontario, L3R 0J6, in 18,000 square feet of office space leased from an unrelated party. Current rentals are $16,000 per month and the lease expires in July 2009.

LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property. We are not aware of any legal proceedings contemplated by any governmental authorities involving either our property or us. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us or our subsidiaries, or has an interest in any proceeding which is adverse to us or our subsidiaries

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR OUR COMMON STOCK

Our shares of common stock are quoted on the NASD's OTC Bulletin Board under the symbol "PFNH.OB." Listed below are the high and low sale prices for the shares of our common stock during the fiscal years ended December 31, 2004 and 2003 and through March 31, 2005, as adjusted to reflect the reverse split of our shares of common stock effectuated on December 3, 2003. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

                                  Common Stock
                                  ------------

                                                     High              Low
                                                     ----              ---
Fiscal 2003
-----------
First Quarter                                       $1.50             $0.60
Second Quarter                                       1.50              0.60
Third Quarter                                        0.60              0.60
Fourth Quarter                                       5.40              0.60

Fiscal 2004
-----------
First Quarter                                       $1.95             $1.05
Second Quarter                                       2.20              1.80
Third Quarter                                        2.44              0.94
Fourth Quarter                                       1.49              0.40

Fiscal 2005
-----------
First Quarter (through March 31, 2005)              $0.95             $0.30


On April 12, 2005, there were approximately 300 holders of record of our 38,890,483 shares of common stock issued and outstanding.

On April 12, 2005, the last sale price of the shares of our common stock as reported on the OTC Bulletin Board was $0.45.

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

RECENT SALES OF UNREGISTERED SECURITIES

The following is a list of our securities that have been sold or issued by us during the past three years. Each of these securities were sold without registration under the Securities Act in reliance on Section 4(2) of the Securities Act. All share numbers have been adjusted to reflect the 30-1 reverse stock split effected in December 2003. There were no underwriting discounts or commissions paid in connection with the sale of these securities, except as noted.

During 2001, we issued options to purchase 3,333 shares of our common stock to Paul Adams, an employee under a co-employment agreement. This issuance was made in reliance on Section 4(2)of the Securities Act. Mr. Adams was a sophisticated investor and there was no underwriter involved in the transaction.

In April 2003, we issued 100,000 shares of common stock to Global Development Corp. in exchange for $25,000. This issuance was made in reliance on Section 4(2)of the Securities Act. Global was a sophisticated investor and there was no underwriter involved in the transaction.

In September 2003, we issued Nathan W. Drage, our attorney, 10,000 shares of our common stock in exchange for professional services valued at $300. This issuance was made in reliance on Section 4(2)of the Securities Act. Mr. Drage was a sophisticated investor and there was no underwriter involved in the transaction.

On December 19, 2003, pursuant to the acquisition of Perfisans Networks Corporation, the Registrant issued an aggregate of 35,411,853 shares of our common stock in exchange for all of the issued capital stock of Perfisans Networks Corporation and $200,000 which was utilized to satisfy all then existing debt obligations. The parties to the Acquisition Agreement relied on the exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act, which requires that there be no public offering and that the entity issuing the securities be the issuer, there was no general solicitation, and no underwriter involved. All of the share recipients were sophisticated investors. The parties who received the shares were: So Lai Wah Ania, Dwayne Bennett, Chan Wilson, Albert & Elaine Chiu Chang, Sunny L-M Chang, Henry Chau, Kwan H. Cheng, EE Solutions, Inc., General Resources Co., Harbour Capital Management Group, Ting Herth, Yam Kit Charley Heung, HJG Partnership, Jui-Jung Huang, Richard Hue, Tak OI Ida Lam, To-Hon Lam, Wai Hung Sam Lam, Jimmy Lee, Legend Rider Development Limited, Andrew Lin, Betty Liu, Karpei Kirby Liu, Shu-Jung Liu, Richard Lodenquai, Szf Chi Man, Michai-I Paul, Lee Pei-Phi, Salusar Investment Ltd., Sharp Idea Securities Co., Ltd., L. Shin Family Limited Partnership, Shingfat International Consulting, Inc., Ka Bun Sit, Derek So, Agnes So, Kan Wai Kin Stanley, Richard Szt, Lino Tassonc, Liao Bo Tian, Eileen Wang, Bok Wong, Shek Ho Wong, Yun Chiu Yu & Teng Ming Kuan.

The following issuances numbered 1 through 8 below were made by Perfisans Networks Corporation, which at the time of issuance was a private company and a Canadian entity. All such issuances were made to non-U.S. residents. Accordingly, Perfisans Networks Corporation was not subject to U.S. securities laws at such time and they did not rely on any specific exemption. The Registrant believes that had it been subject to U.S. securities laws all of the issuances by Perfisans Networks Corporation would have been exempted under
Section 4(2) of the Securities Act and Regulation D.


1) In 2001, Perfisans Networks Corporation issued an aggregate of 3,000,000 shares of its common stock as founders shares To-Hon Lam and to Bok Wong for total consideration of $195.


2) In 2002, Perfisans Networks Corporation issued an additional 18,350,000 shares of its common stock to Kwan Chang, Heung Lam, Jui Jung Huang, Bok Wong, To-Hon Lam, Lee Pei-Pei and Richard Lodenguai in exchange for no consideration.

3) In 2002, Perfisans Networks Corporation issued an aggregate of 8,950,467 shares of preferred stock (all of which were converted into an identical number of shares of common stock prior to the acquisition) in exchange for an aggregate of $3,494,618 in gross proceeds. The shares were issued to the following parties: Richard Lodenguai, Kwan Cheng, General Resources, Eilleen Wang, Chang/Chiu Sit, Shu-Jung Liu, Legend Rider Development, Andrew Lin, Ke-pei Kirby Lin and EE Solutions, Inc.

4) In 2003, Perfisans Networks Corporation issued an additional 2,642,500 shares of its common stock in exchange for an aggregate of $1,585,695 to 9 individuals or entities. The parties who received the shares were Sharp Idea Securities, Co., Enza Agosta, Harbour Capital Management, Yun Cheung Pang, Monica Mui, Allan Cheung, Yan Dong Zhu, Angela Fabrizi and Frank Safechuck.

5) In 2002, Perfisans Networks Corporation issued an aggregate of 1,777,593 warrants to purchase common stock to 9 individuals or entities. The parties who received the warrants were Sharp Idea Securities Co., Shek-Ho Wong, Betty Liu, HJG Partnership, Hazelton Capital Limited, Romeo DiBattista, Mark Marcello, Harbour Capital Management and Shingfat International Consulting.

6) In 2001, Perfisans Networks Corporation issued an aggregate of 2,108,500 options to purchase common stock to 15 of its employees or consultants. The parties who received the options were To-Hon Lam, Bok Wong, FuXiang Xiong, Trang D.N. Nuguyen, Sam Yao Sen Wu, Wai Lo, Anthony Fong, Li Zeng, Jolie Davies-Shaw, Chao Kuan, Sheriton Shuciguiag Dong, Di Wei Li, Wei Xia, Tiffany Wing and Nga Cheung.

7) In 2002, Perfisans Networks Corporation issued an aggregate of 400,500 options to purchase common stock to 13 of its employees or consultants. The parties who received the options were Fuxiang Xiong, Trang Nuguyen, Sam Wu, Li Zeng, Jolie Davies Shaw, Chao Kuan, Sheriton Shuciguiag Dong, DiWei Li, Wei Xia, Tiffany Wing, NGA Cheung, Siu Lan Lee, Jackson Pang, Chung Fung and Ben Hai Bin Ye.

8) In 2003, Perfisans Networks Corporation issued an aggregate of 1,285,900 options to purchase common stock to 18 of its employees or consultants. The parties who received the options were To-Hon Lam, Bok Wong, Clarence Wu, Trang D.N. Nguyen, Sam Wu, Li Zeng, Chao Kuan, Wei Kia, Tiffany Cheung, Siu Lan Lee, Jackson Pang Chung Fung, Sam Chung Lin, Bon Hai BinYe, Chris Ban Thiu Mach, Camus Kam Fai Wong, Jacky Chung Kei To, Jonah Chen and Sheng Wang.

In July 2004, we agreed to issue 1,000,000 shares of our common stock to each of SBI Brightline Consulting LLC and Westmoreland PFNC LLC for cash consideration aggregating $4,000,000. We have received $750,000 and promissory notes for the remaining $3,250,000, but the notes have not yet been paid; consequently, we will hold the certificates evidencing ownership of the 2,000,000 until we have received payment in full. We believe that the above issuances were exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act.


In July 2004, the Company issued 60,000 shares of its Common Stock to Gersten, Savage, Kaplowitz & Marcus LLP, our legal counsel,for legal securities rendered.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY PLANS

                                                                                                Number of securities
                           Number of securities to be issued     Weighted-average exercise     remaining available for
                             upon exercise of outstanding      price of outstanding options,    future issuance under
                             options, warrants and rights           warrants and rights       equity compensation plans
Equity compensation
plans approved by
security holders                         None                              - - -                         None

Equity compensation
plans not approved by
security holders                         None                              - - -                         None

Total                                    None                              - - -                         None



On February 12, 2004, our board of directors adopted our 2004 Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of incentive and non-qualified stock options to selected employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The Option Plan authorizes the grant of options for 4,000,000 shares of our common stock. We intend to submit the Option Plan for approval of our shareholders as soon as practicable.

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

Because we have NOT GENERATES SUFFICIENT REVENUE to date, we have prepared our financial statements with the assumption that there is substantial doubt that we can continue as a going concern. Our ability to continue as a going concern is dependent on our ability to affect our Plan of Operations.

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

The company through its wholly owned subsidiary Perfisans Networks Corporation, an Ontario corporation is engaged in development of integrated circuits that will accelerate the network and storage devices protocol processing.

We have completed the design of a single port gigabit network interface controller and released the product to the market in second quarter of 2004. We successfully received blanket orders from DBL Technology Co. Ltd., in China and Kelytech Corporation in US. The product is under evaluation by our other customers.

In reaction to the market and the current funding and resources situation, we revised the product development plan accordingly. The Company products are focused on the network interface semiconductor integrated circuits.

Product 1 - Gigabit Network interface chip. The Company released this network interface chip in the second quarter of 2004.

Product 2 - Dual Channel Gigabit network interface chip. Management is marketing this product primarily to network card manufacturers who are marketing products geared toward the enterprise market. The Company plans to release this product in the third quarter of 2005.

Product 3 - iSCSI storage chip. This product will be targeted for high performance and cost sensitive market. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the enterprise market. The Company plans to release this product towards the end of the fourth quarter of 2005.

We have also started the development of dual port PCI-Express products and RDMA products according to the market requirement.

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

We have signed up distributors in Canada, US and China. In addition, we have identified Taiwan and China as key regions and will continue to search for appropriate candidates for the distribution of our products in these two geographical areas. Our Marketing and Product Development teams have collaborated on the planning of our new product roadmap, and sales and business development activity will be synchronized with the product introduction plans.

Despite having limited revenue since inception, we believe that our management has developed a business plan, that if successfully implemented could substantially improve the Company's operational results and financial conditions. The adequacy of cash resources over the next twelve months is primarily dependent on its operating results and the ability to obtain proceeds from the sales of securities. The projected cash requirement for the next twelve months will be 10 million dollars. We have an agreement with SBI and Westmoreland for a $4 million funding. Seven hundred and fifty thousand dollars has been received by the company from SBI and Westmoreland. SBI and Westmoreland have signed promissory notes on the balance that has not yet been received. We have executed convertible debenture agreements of a total of $1.2 million at March 21, 2005. Details of the agreement can be obtained through the recent 8K filing with SEC. We will have to secure the anticipated requisite remainder of funding through other means, such as sales of additional securities or other financing initiatives.

For the next six months, we plan to spend approximately $250,000 in Computer Aided Design (CAD) tools. A total of $500,000 is allocated for non-recurring Engineering (NRE) Charges for development of the Semiconductor chips.

We plan to increase the total number of employees to 26 in the next six months. The addition will be in R&D, sales and marketing.

FISCAL YEAR ENDED DECEMBER 31, 2004 ("FISCAL 2004")

We have reported total revenue of $1,095,526 (prior year nil) with a gross profit of $61,803 (prior year nil) for the year ended December 31, 2004.

Total operating expenses increased for the twelve-month period ending December 31, 2004, from $1,887,500 to $5,205,447 or 175% from the corresponding prior year period. This increase was primarily due to the increase in stock based compensation and other operating activities including SEC filings, auditing and legal services during the period.

General and Administration fees increased for the twelve-month period ending December 31, 2004, from $1,198,450 to $2,575,435 or 115% from the corresponding prior year period, primarily as a result of the increase in operations and overseas activities.

We had issued promissory notes for $250,000 as bridge financing at an interest of 2% per month with principal and interest payable by July 25, 2004 or upon the receipt of at least $4,000,000 in gross proceeds from sale of the company's securities. The loan has been replaced by a loan agreement in October 31st, 04. The total loan amount is $392,208 with an interest rate of 3% per month. The expiry date of the agreement is December 31, 04. It has now expired and we are in the process of negotiating a renewal to extend the loan period. The terms and conditions will be changed and the agreement is now under review by our lawyer.

During the first quarter of 2004, we received an additional loan $107,250 from a shareholder, General Resources Company, at an interest of 2% per month. The repayment date has not yet been formalized.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had an accumulated deficit of $10,527,494. For the year ended December 31, 2004, net cash used in operating activities amounted to $1,624,625, as compared to $816,307 for the year ended December 31, 2003. The increase in cash requirements for operating activities is primarily the result of increase in overhead expense and operating activities including SEC filings, auditing and legal services during the period.

Since inception, we have relied principally on proceeds from the sale of securities to fund our activities. During the year ended December 31, 2004, we used $1,624,625 in cash for operating activities and $61,029 for investing activities which was provided by $1,224,371 from financing activities, resulting in a $467,685 decrease in cash during the period.

On May 16, 2001, we borrowed $65,000 from the Canadian Imperial Bank of Commerce
(CIBC), which is guaranteed by the Canadian government under its Job Creation Program. This loan is repayable in 60 payments of $1,050 plus interest of prime plus 0.25% per annum. The loan requires us to maintain certain debt to equity ratios which we are currently not in compliance with. As a result of the default, the bank can charge us a higher, more traditional rate. To date, the bank has not taken such a step. Due to the small amount of the loan, our management does not believe that the effects of an increase would have a material effect on us.

In March 2004, we borrowed $250,000 from an unaffiliated lender. The loan bears interest at 2% per month and is payable on July 3, 2004 or upon our receipt of at least $4,000,000 of proceeds from the sale of stock. In October 30, we increased the borrowed amount from the same lender to $392,208 which bears an interest at 3% per month and is payable on December 31, 2004. We are now in the process of extending the loan period. We intend to repay such loans out of proceeds from the sale of stock.

 We borrowed an aggregate of $412,950 from General Resources Co., In June 2003, we repaid $100,000 of such amount to General Resources and in October 2003 we repaid an additional $100,000. The remaining sum outstanding is repayable upon demand. In March 2004, we borrowed an additional $250,000 from General Resources. This loan bears interest at 2% per month and is repayable upon demand or upon our receipt of at least $4,000,000 of proceeds from the public or private sale of stock.

We currently have a balance of $377,743 to General Resources on such loans which we intend to repay out of the proceeds of the sale of stock.

At December 31, 2004, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

We estimate that we will require approximately $10,000,000 in cash to fund our activities until revenues are sufficient to cover costs, which we will obtain principally through the sale of shares. We have no commitment from any person to acquire all or any of such securities or to provide funding through any other mechanism other than as disclosed in the prospectus related to the sale of the shares of our common stock to SBI and Westmoreland. We expect that additional capital will be required if we are unable to generate sufficient revenues from commercialization of our products within the next 18 months.

On March 21, 2005, the Company entered into a Securities Purchase Agreement, dated as of March 21, 2005, by and among the Company and Alpha Capital ("Alpha"), Platinum Partners Value Arbitrage Fund LP ("Platimum"), Nite Capital, Ltd. ("Nite") and Whalehaum Capital Fund Limited ("Whalehaum"). Alpha, Platinum, Nite and Whalehaum are collectively referred to as the "Purchasers". The Company authorized the sale to the Purchasers of Convertible Term Notes (the "Notes") in the aggregate principal amount of $1,200,000, with an over allotment option of $240,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes are convertible into common stock of the Company at a final price of $0.3375 per share. In connection with the offering, the Company issued an aggregate of 8,300,000 warrants to purchase common stock at prices ranging from $0.3375 to $2.00 per share. Of the warrants, 1,777,778 are exercisable for a period of three years at $0.675 per share, 3,500,000 are exercisable for a period of three years at $2.00 per share, 1,777,778 are exercisable for a period of six months at $0.3375 per share, 888,888 are exercisable for a period of six months at $0.675 per share and 355,556 are exercisable for a period of three years at $0.54 per share. The proceeds of the offering will be used to fund acquisitions and for working capital.

The conversion of the Notes is subject to an effective Registration Statement. On effective registration and receipt of funds, the company will allocate the proceeds between the warrants and debenture without warrants based on their relative fair values. Paid in capital will be credited with the value of warrants in the amount of $738,529. The value of the beneficial conversion feature of $1,137,778 will be credited to paid in capital and charged to earnings as interest expense. The net proceeds of the financing are to be utilized to meet general working capital.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:
Contractual obligations as of December 31, 2004 are as follows:

PAYMENTS DUE BY END OF PERIOD



------------------------ ------------ ----------------- ----------------- -----------------
CONTRACTUAL OBLIGATIONS  TOTAL        1 YEAR            AFTER 1-3 YEARS   3-5 YEARS
------------------------ ------------ ----------------- ----------------- -----------------
BUILDING LEASES          $788,422     $175,205          $525,615          $87,602
------------------------ ------------ ----------------- ----------------- -----------------
EQUIPMENT LEASES         --           --                --                --
------------------------ ------------ ----------------- ----------------- -----------------
                                      -                                   --
------------------------ ------------ ----------------- ----------------- -----------------
SHORT-TERM DEBT          $485,745     $485,745          --                --
------------------------ ------------ ----------------- ----------------- -----------------
     TOTAL               $1,274,167   $660,950          $525,615          $87,602
------------------------ ------------ ----------------- ----------------- -----------------



RECENT ACCOUNTING PRONOUNCEMENTS:

SFAS No. 149 - Amendment of statement 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB 133 accounting for derivative instruments and hedging activities.

SFAS No. 150- Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

SFAS No. 151 - "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

SFAS 123 (Revised) - "Share Based Payment," which will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123 (Revised) eliminates the use of APB Opinion No. 25. SFAS No. 123 (Revised) is effective for the first interim or annual reporting period that begins after December 15, 2005. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged.

SFAS 152 - In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005.

SFAS 153 - In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005.

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

AUDIT COMMITTEE FINANCIAL EXPERT

We do not have an audit committee. Since our management recently changed as a result of the acquisition of Perfisans Networks, we were not to identify and appoint a suitable nominee in time for this annual report. Our management is currently diligently pursuing such a candidate and will appoint an audit committee promptly.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, certain information concerning the compensation of our Chief Executive Officer and each other most highly compensated executive officers of our company whose aggregate compensation exceeded $100,000 during the years ended December 31, 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE


                                  ANNUAL COMPENSATION ($)           LONG TERM COMPENSATION
                                  -----------------------           ----------------------
                                                                            AWARDS           PAYOUTS
                                                                            ------           -------
NAME AND                                             OTHER ANNUAL   SECURITIES UNDERLYING     LTIP       ALL OTHER
PRINCIPAL POSITION          YEAR  SALARY     BONUS   COMPENSATION     OPTIONS/ SARs(#)       PAYOUTS    COMPENSATION
------------------          ----  ------     -----   ------------   ---------------------    -------    ------------
TO-HON LAM                  2004
                            2003  - - -      - - -       - - -            450,000            - - -      - - -
Chairman, President and     2002  - - -      - - -       - - -            - - -              - - -      - - -
CEO

BOK WONG                    2004
                            2003  - - -      - - -       - - -            300,000            - - -      - - -
Vice President of           2002  - - -      - - -       - - -            - - -              - - -      - - -
Operations & Business
Development

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
                                   =======                  =====               ===============       =======



AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

NAME AND                    SHARES ACQUIRED    VALUE      # OF SHARES UNDERLYING    VALUE OF UNEXERCISED OPTIONS AT
PRINCIPAL POSITION            ON EXERCISE    REALIZED       OPTIONS AT YEAR END                 YEAR END
------------------            -----------    --------     ----------------------    -------------------------------
TO-HON LAM
Chairman, President and

CEO                             - - -         - - -                1,450,000                      $2,537,500
                                =====         =====                =========                      ==========
BOK WONG

VP of Operations &

Business Development            - - -         - - -                1,300,000                      $2,275,000
                                =====         =====                =========                      ==========

STOCK OPTIONS

Pursuant to the acquisition agreement whereby we acquired all of the capital stock of Perfisans Networks Corporation, all existing options and/or warrants to purchase capital stock of Perfisans Networks Corporation were converted to options and/or warrants to purchase our common stock. Accordingly, we issued employees of Perfisans Networks Corporation an aggregate of 4,000,000 options. Our executive officers and directors received an aggregate of 2,750,000 of such options. Our chief executive officer, To-Hon Lam received 1,450,000 of such options and our Vice President of Operations and Business Development received 1,300,000 of such options. No options have been exercised.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 12, 2005, our authorized capitalization consisted of 50,000,000 shares of common stock, par value $.001 per share. As of March 31, 2005, there were 38,185,983 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the shareholder.

The following table sets forth, as of April 12, 2005, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

NAME                                       NUMBER OF SHARES         PERCENTAGE OF SHARES
OF BENEFICIAL OWNER (1)                    BENEFICIALLY OWNED(2)    BENEFICIALLY OWNED (3)
-----------------------                    ---------------------    ----------------------

To-Hon Lam (4)                                   8,450,000                  21.54%
Bok Wong (5)                                     8,300,000                  21.23%
Chris C. Chen (6)                                1,500,000                   3.97%
Chao Kuan                                          331,300                     *
Clarence Wu                                              0                   - - -
Sam Wu                                                   0                   - - -
General Resources Co. (6)                        1,500,000                   3.97%
Pei-Pei Lee                                      6,000,000                  15.95%
Sharp Idea Securities Co., Ltd. (7)
Office B, 8th Floor, Wu Yi
Central, 50 Bazaar, Causeway Bay,
Hong Kong                                        2,434,667                   6.39%
All officers and directors as a group
(5 persons)                                     18,581,300                  45.47%

* Less than one percent.

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

ITEM 13.       EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

         3.1.1    Articles of Incorporation (1)

         3.1.2    Amendment to the Articles of Incorporation (1)

         3.2      Bylaws (1)

         10.1 Acquisition Agreement by and between Perfisans Holdings, Inc. and Perfisans Networks Corporation (1)

         10.2 Stock Purchase Agreement by and between the Registrant and SBI Brightline Consulting, LLC. dated February 12, 2004 (1)

         10.3 Stock Purchase Agreement by and between the Registrant and Trilogy Capital Partners, Inc. dated February 12, 2004 (1)

         10.4 Amendments to Stock Purchase Agreement by and between the Registrant, SBI Brightline, LLC and Trilogy Capital Partners, Inc. both dated June 25, 2004 (1)

         10.5 Services Agreement by and between the Registrant and Trilogy Capital Partners, Inc. (1)

         10.6     Employment Agreement with To-Hon Lam(1)

         10.7     Employment Agreement with Bok Wong(1)

         10.8 Securities Purchase Agreement by and among the Registrant and Alpha Capital, Platinum Partners Value Arbitrage Fund LP, Nite Capital, Ltd, and Whalehaum Capital Fund Limited, dated March 21, 2005 (1)

         10.9     Secured   Convertible   Note,  in  the  principal   amount  of
                  $1,200,000 (1)

         10.10 Master Security Agreement by and among the Registrant, its wholly-owned subsidiary, Perfisans Networks Corporation, and the Buyers on Schedule 1 to the Securities Purchase Agreement, dated March 21, 2005 (1)

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

             PERFISANS HOLDINGS, INC.

             By:     /s/ To-Hon Lam
                     --------------
                     CEO, Principal Accounting Officer and Chairman of the Board

           In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                           DATE
---------                          -----                           ----

/s/ To-Hon Lam               CEO, Principal                      April 18, 2005
--------------               Accounting Officer
To-Hon Lam                   and Chairman of
                             the Board


/s/ Bok Wong                 Vice President of Operations &      April 18, 2005
------------                 Business Development and
Bok Wong                     Director


/s/ Chris C. Chen            Director                            April 18, 2005
-----------------
Chris C. Chen

INDEX TO EXHIBITS

EXHIBIT NO.       DESCRIPTION OF EXHIBITS

(a)  Exhibits

         3.1.1    Articles of Incorporation (1)

         3.1.2    Amendment to the Articles of Incorporation (1)

         3.2      Bylaws (1)

         10.1 Acquisition Agreement by and between Perfisans Holdings, Inc. and Perfisans Networks Corporation (1)

         10.2 Stock Purchase Agreement by and between the Registrant and SBI Brightline Consulting, LLC. dated February 12, 2004 (1)

         10.3 Stock Purchase Agreement by and between the Registrant and Trilogy Capital Partners, Inc. dated February 12, 2004 (1)

         10.4 Amendments to Stock Purchase Agreement by and between the Registrant, SBI Brightline, LLC and Trilogy Capital Partners, Inc. both dated June 25, 2004 (1)

         10.5 Services Agreement by and between the Registrant and Trilogy Capital Partners, Inc. (1)

         10.6     Employment Agreement with To-Hon Lam(1)

         10.7     Employment Agreement with Bok Wong(1)

         10.8 Securities Purchase Agreement by and among the Registrant and Alpha Capital, Platinum Partners Value Arbitrage Fund LP, Nite Capital, Ltd, and Whalehaum Capital Fund Limited, dated March 21, 2005 (1)

         10.9     Secured   Convertible   Note,  in  the  principal   amount  of
                  $1,200,000 (1)

         10.10 Master Security Agreement by and among the Registrant, its wholly-owned subsidiary, Perfisans Networks Corporation, and the Buyers on Schedule 1 to the Securities Purchase Agreement, dated March 21, 2005 (1)

         14       Code of Ethics (1)

         21       Subsidiaries of the registrant (1)

         31       Rule 13a-14(a)/15d-14(a) Certification. (2)

         32 Certification by the Chief Executive Officer & Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements. (2)*



(1) Previously filed.

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

                            PERFISANS HOLDINGS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2004 AND 2003

     TOGETHER WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                       (AMOUNTS EXPRESSED IN US DOLLARS)

                            PERFISANS HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2004 AND 2003

      TOGETHER WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                        (AMOUNTS EXPRESSED IN US DOLLARS)


                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                      1

Consolidated Balance Sheets as of December 31, 2004 and 2003             2 - 3

Consolidated Statements of Operation for the years ended
        December 31, 2004 and 2003                                           4

Consolidated Statements of Cash Flows for the years ended
        December 31, 2004 and 2003                                       5 - 6

Consolidated Statements of Changes in Stockholders' Equity
       (Deficiency) for the years ended December 31, 2004 and 2003           7

Notes to Consolidated Financial Statements                              8 - 25

SCHWARTZ LEVITSKY FELDMAN LLP
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

       To the Board of Directors and Stockholders of Perfisans Holdings, Inc.

       We have audited the accompanying consolidated balance sheets of Perfisans Holdings, Inc. as at December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows and stockholders' deficiency for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfisans Holdings, Inc. as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the year ended December 31, 2004 and 2003 in accordance with generally accepted accounting principles in the United States of America.

       The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2(a) to the consolidated financial statements, the Company has incurred losses since inception and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Ontario, Canada                         "Schwartz Levitsky Feldman llp"
April 8, 2005                                              Chartered Accountants

                    1167 Caledonia Road
                    Toronto, Ontario M6A 2X1
                    Tel:  416 785 5353
                    Fax:  416 785 5663

PERFISANS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                    2004               2003
                                                                                      $                  $

                                                           ASSETS

       CURRENT ASSETS

           Cash and cash equivalents                                                17,163             484,848
           Accounts receivable (note 6)                                             67,618              46,034
           Prepaid expenses and deposits                                            32,137              62,665
                                                                                   -------             -------

                                                                                   116,918             593,547

       PROPERTY, PLANT AND EQUIPMENT (note 7)                                      214,062             209,220

       INTELLECTUAL PROPERTY (note 8)                                                    1                   1
                                                                                   -------             -------

                                                                                   330,981             802,768
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

APPROVED ON BEHALF OF THE BOARD

                                     Director
-------------------------------------

                                     Director
-------------------------------------

PERFISANS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                                                    2004               2003
                                                                                      $                  $
                                                         LIABILITIES

       CURRENT LIABILITIES

           Accounts payable and accrued liabilities (note 10)                      958,189             302,325
           Current portion of long-term debt (note 11)                              26,345              39,851
           Promissory note payable (note 20)                                       459,400                  -
                                                                                ----------          ----------

                                                                                 1,443,934             342,176

       LOAN FROM A SHAREHOLDER (note 12)                                           377,743             264,767
                                                                                ----------          ----------

                                                                                 1,821,677             606,943
                                                                                ----------          ----------

       COMMITMENTS AND CONTINGENCIES (notes 15 and 16)

                                              STOCKHOLDERS' EQUITY (DEFICIENCY)

       CAPITAL STOCK (note 13)                                                      38,105              37,670

       COMMON STOCK SUBSCRIBED                                                   3,250,000                  -

       STOCK SUBSCRIPTIONS RECEIVABLE                                           (3,250,000)                 -

       ADDITIONAL PAID - IN CAPITAL                                              9,203,464           6,117,163

       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                              (204,771)            (94,459)

       DEFICIT                                                                 (10,527,494)         (5,864,549)
                                                                                ----------          ----------
                                                                                (1,490,696)            195,825
                                                                                ----------          ----------
                                                                                   330,981             802,768
                                                                                ==========          ==========








                The   accompanying   notes  are  an   integral   part  of  these
consolidated financial statements.

PERFISANS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                   2004             2003
                                                                                     $                $

       REVENUE                                                                   1,095,526                  -

           Cost and goods sold                                                   1,033,723                  -
                                                                                ----------          ----------
       GROSS PROFIT                                                                 61,803                  -
                                                                                ----------          ----------
       OPERATING EXPENSES

         Stock-based compensation                                                2,171,736             397,397
         General and administration                                              2,575,435           1,198,450
         Interest                                                                   87,772               2,323
         Management salaries                                                       300,000             200,000
         Amortization                                                               70,504              89,330
                                                                                ----------          ----------
       TOTAL OPERATING EXPENSES                                                  5,205,447           1,887,500
                                                                                ----------          ----------

       OPERATING LOSS                                                           (5,143,644)         (1,887,500)
           Interest income, research and
           development tax credit and other income (note 5)                        480,699               1,797
                                                                                ----------          ----------
       NET LOSS                                                                 (4,662,945)         (1,885,703)
                                                                                ==========          ==========
       Loss per share, basic and diluted                                             (0.12)              (0.06)
                                                                                ==========          ==========
       Weighted average shares outstanding                                      37,883,194          33,102,207
                                                                                ==========          ==========


               The accompanying notes are an integral part of these consolidated financial statements.

PERFISANS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                                                   2004             2003
                                                                                     $                $

     CASH FLOWS FROM OPERATING ACTIVITIES

         Net loss                                                               (4,662,945)         (1,885,703)
         Items not requiring an outlay of cash:
              Amortization                                                          70,504              89,330
              Issue of shares for professional services                            120,000             367,000
              Management salaries contributed                                      100,000             200,000
              Stock-based compensation                                           2,171,736             397,397
              Increase in accounts receivable                                      (17,223)            (26,136)
              (Increase) Decrease in prepaid expenses and deposits                  33,533             (48,560)
              Increase in accounts payable and accrued liabilities                 559,770              90,365
                                                                                ----------          ----------
     NET CASH USED IN OPERATING ACTIVITES                                       (1,624,625)           (816,307)
                                                                                ----------          ----------
     CASH FLOWS FROM FINANCING ACTIVITIES

         Repayment of bank loans                                                   (15,367)            (20,137)
         Proceeds from promissory note payable                                     459,400                  -
         Proceeds from (Repayment of) loan from a shareholder                       85,338            (216,598)
         Proceeds from issuance of shares (net of share issue costs)               695,000           1,683,150
                                                                                ----------          ----------
     NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                             1,224,371           1,446,415
                                                                                ----------          ----------
     CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of property, plant and equipment                                 (61,029)           (164,188)
                                                                                ----------          ----------
     NET CASH FLOWS USED IN INVESTING ACTIVITIES                                   (61,029)           (164,188)
                                                                                ----------          ----------
     EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES                               (6,402)             (9,260)
                                                                                ----------          ----------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
         FOR THE YEAR                                                              467,685)            456,660

         Cash and cash equivalents, beginning of year                              484,848              28,188
                                                                                ----------          ----------

     CASH AND CASH EQUIVALENTS, END OF YEAR                                         17,163             484,848
                                                                                ==========          ==========




                                                                                   2004             2003
                                                                                     $                $
Cash and cash equivalents are comprised as follows:

Cash                                                                                17,163             203,838

Short-term investments                                                                   -             281,010
                                                                                ----------          ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              17,163             484,848
                                                                                ==========          ==========
INCOME TAXES PAID                                                                        -                   -
                                                                                ==========          ==========
INTEREST PAID                                                                        1,571               2,323
                                                                                ==========          ==========


               The accompanying notes are an integral part of these consolidated financial statements.

PERFISANS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                     Common
                                                      stock        Common        Class A        Class A        Class B      Class B
                                                  number of         Stock      number of         shares      Number of       shares
                                                     shares        amount         shares         amount         shares       amount
                                                ------------  ------------ --------------   ------------  ------------- -----------
                                                                   $                             $                           $
                                                     -             -          21,350,000            195      1,475,005       43,515
Balance as of December 31, 2002

Issuance of Class B shares for services              -             -             -               -             110,000        7,000
Issuance of Class A convertible preference
   shares for services                               -             -             -               -             -             -
Issuance of Class A shares as payment for
   raising capital                                   -             -           1,142,500         -             -             -
Issuance of Class A convertible preference
   shares as payment for raising capital             -             -             -               -             -             -
Issuance of Class A shares for cash                  -             -           1,500,000        744,598        -             -
Issuance of Class A convertible preference
   shares for cash                                   -             -             -                    -        -             -
Recapitalization pursuant to reverse acquisition 37,796,519        37,796    (23,992,500)      (744,793)    (1,585,005)     (50,515)
Cancellation of Common stock                       (126,330)         (126)        -               -             -             -
Management salaries contributed                      -             -             -               -             -             -
Stock-based compensation                             -             -             -               -             -             -
Foreign currency translation                         -             -             -               -             -             -
Net loss for the year                                -             -             -               -             -             -
                                                ------------  ------------ --------------   ------------  ------------- -----------
Balance as of December 31, 2003                  37,670,189        37,670        -               -             -             -
Issue of shares for cash                            375,000           375        -               -             -             -


Issue of shares for services                         60,000            60        -               -             -             -
Capital stock subscribed                             -             -             -               -             -             -
                                                     -             -             -               -             -             -
Management salaries contributed
Stock-based compensation                             -             -             -               -             -             -
Foreign currency translation                         -             -             -               -             -             -
Net loss for the year                                -             -             -               -             -             -
                                                ------------  ------------ --------------   ------------  ------------- -----------
Balance as of December 31, 2004                  38,105,189        38,105        -               -             -             -
                                                ============  ============ ==============   ============  ============= ===========



     Class A       Class A
 convertible   convertible                                                               Accumulated
  preference    preference       Common  Additional                       Other                other
   number of        shares        stock     paid-in               Comprehensive        comprehensive
      shares        amount   subscribed     capital     Deficit            loss        income (loss)
------------  ------------  ----------- -----------  -----------  -------------        -------------
                   $            $           $            $                $                    $
   4,462,500     2,133,000      -         1,330,575  (3,978,846)          -                    1,531


     -             -            -           -            -                -                   -

     600,000       360,000      -           -            -                -                   -

     -             -            -           -            -                -                   -

     532,792       -            -           -            -                -                   -
     -             -            -           -            -                -                   -

   1,770,170       938,553      -           -            -                -                   -
  (7,365,462)   (3,431,553)     -         4,189,065      -                -                   -
      -             -           -               126      -                -                   -
     -             -            -           200,000      -                -                   -
     -             -            -           397,397      -                -                   -
     -             -            -           -            -                 (95,990)          (95,990)
     -             -            -           -        (1,885,703)        (1,885,703)           -
------------  ------------  -----------  ----------  ----------       ------------      ------------
     -             -            -         6,117,163  (5,864,549)        (1,981,693)          (94,459)
     -             -            -           694,625      -                -                    -

                                                                                   -
     -             -            -           119,940      -                -                    -
     -             -          3,250,000     -            -                -                    -
     -             -            -           100,000      -                -                    -

     -             -            -         2,171,736      -                -                    -
     -             -            -           -            -                (110,312)         (110,312)
     -             -            -           -        (4,662,945)        (4,662,945)           -
------------  ------------  -----------  ----------  ----------       ------------      ------------
     -             -          3,250,000   9,203,464 (10,527,494)        (4,773,257)         (204,771)
============  ============  ===========  ==========  ==========       ============      ============



           The accompanying notes are an integral part of these consolidated financial statements.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)

       1. SECURITIES EXCHANGE AGREEMENT AND REVERSE ACQUISITION

           On December 19, 2003, Griffin Industries, Inc. ("Griffin"), a publicly traded company, entered into a Securities Exchange Agreement with Perfisans Networks Corporation, a Canadian corporation ("Perfisans"). In exchange for the acquisition of the 100% interest in Perfisans, the shareholders of Perfisans were issued a total of 32,942,967 Common shares of Griffin. Following the share exchange, the former shareholders of Perfisans held 87.5% of the 37,670,189 shares of common stock of Griffin outstanding at the time. Consequently, even though Griffin is the legal acquirer, this transaction will be treated as an acquisition of Griffin by Perfisans and as a recapitalization by Perfisans for accounting purposes.

           As part of this transaction, the company changed its name from Griffin Industries, Inc. to Perfisans Holdings, Inc. Accordingly, these financial statements are titled Perfisans Holdings, Inc. The comparative financial statements are those of Perfisans, the accounting acquirer.

2. GOING CONCERN AND NATURE OF OPERATIONS

            a) Going Concern

                Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.
                These include:

                1) Recurring operating losses
                2) Stockholders deficiency
                3) Working Capital deficiency
                4) Breach of financial covenants (note 11)

                Management has initiated certain plans, which it believes will mitigate and alleviate these conditions and events including:

                1) Expanding its customer base
                2) Exploring alternative sources of financing as to be able to continue its research and development.
                3)  Implementation of cost-cutting measures
                4)  Renegotiating the terms of its payables

            b) Nature of operations

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

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


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

                Product 2 - Dual Channel Gigabit network interface chip. Management is marketing this product primarily to network card manufacturers who are marketing products geared toward the enterprise market. The Company plans to release this product in the third quarter of 2005.

                Product 3 - iSCSI storage chip. This product will be targeted for high performance and cost sensitive market. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the enterprise market. The Company plans to release this product towards the end of the fourth quarter of 2005.

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

            b)  Basis of consolidated Financial Statements

                The consolidated financial statement as of December 31, 2004 includes the accounts of Perfisans Holdings, Inc, and its wholly-owned subsidiary, Perfisans Networks Corporation. All material inter-company balances and transactions have been eliminated.

           c)   Cash and Cash Equivalents

                Cash and cash equivalents include cash on hand, amounts due to banks, and any other highly liquid investments with a maturity of three months or less. The carrying amounts approximate fair values because of the short-term maturity of those instruments.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


           d)   Other Financial Instruments

                The carrying amount of the Company's accounts receivable and accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these instruments.

           e)   Revenue Recognition

                Sales represent the invoiced value of goods supplied to customers. Revenues are recognized upon the passage of title to the customers, provided that the collection of the proceeds of sales is reasonably assured.

           f)  Long-term Financial Instruments

                The fair value of each of the Company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company's current borrowing rate for similar instruments of comparable maturity would be.

           g)   Property, Plant and Equipment

                Property,   plant  and  equipment  are  recorded  at  cost  less
                accumulated amortization. Amortization is provided using the following annual rates and methods:

                Furniture and fixtures   20%            declining balance method
                Leasehold improvements   20%              5 years, straight-line
                Office equipment         20%            declining balance method
                Computer equipment        0%            declining balance method
                Computer software       100%            declining balance method

           h)   Intellectual Property

                Intellectual property is recorded at cost less impairment write down. Intellectual property is not amortized as it has an indefinite life. Impairment tests are performed at least once a year and when conditions indicating possible impairment exist. Intellectual property is written down if the carrying amount exceeds the fair value or if significant doubt exists with respect to recoverability.

           i)   Foreign Currency Translation

                The Company's subsidiary, Perfisans Networks Corporation, is a foreign private company and maintains its books and records in Canadian dollars (the functional currency). The financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method which is the method mandated by SFAS 52 where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholder's equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

                Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in accumulated other comprehensive income
                (loss).

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


           j)   Income Taxes

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

           k)   Research and Development

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

           m)   Long-Lived Assets

                The Company has adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of, which has been superceded by SFAS No. 144. SFAS No. 144 requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

           n)   Stock Based Compensation

                The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 which introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expenses for stock-based compensation to employees based on the new fair value accounting rules. The Company chose to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


                of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock. The Company will adopt SFAS123(Revised) in the first quarter of 2006.

                Pro-forma information regarding net loss and loss per share is required by FAS No. 123 (Amended by FAS No.148) - "Accounting for Stock Based Compensation" and has been determined as if the company had accounted for its employee stock options based on fair values at the grant date for options granted under the Plan. The company's pro-forma information for the years ended December 31, 2004 and December 31, 2003 would have been as follows:

                                                              2004          2004
                                                     -------------  ------------

                                                       AS REPORTED     PRO-FORMA

                Stock-based compensation                 2,171,736    2,172,887
                Net loss                                (4,662,945)  (4,664,096)
                Basic and diluted EPS                        (0.12)       (0.12)

                                                              2003          2003
                                                     -------------  ------------

                                                       AS REPORTED    PRO-FORMA

                Stock-based compensation                   397,397      429,050
                Net loss                                (1,885,703)  (1,917,356)
                Basic and diluted EPS                        (0.06)       (0.06)

                The fair value of each option used for purposes of estimating the pro-forma amounts summarized above is based on the grant date using the Black-Scholes option pricing model with the weighted average assumptions shown in the following table:

                                                              2004          2003

                Risk free interest rate                       3.0%          3.0%
                Volatility factor                             436%            0%
                Weighted average expected life            10 years       4 years
                Weighted average fair value per share        $0.75         $0.60
                Expected dividends                             nil           nil

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


            o)  Earnings or Loss Per Share

                The Company has adopted FAS No. 128, "Earnings per Share", which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

            p)  Recent Pronouncements

                SFAS No. 149 - Amendment of statement 133 on derivative instruments and hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB 133 accounting for derivative instruments and hedging activities.

                SFAS No. 150- Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

                SFAS No. 151 - "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 retains the general principle of ARB No. 43, Chapter 4, "Inventory Pricing," that inventories are presumed to be stated at cost; however, it amends ARB No. 43 to clarify that abnormal amounts of idle facilities, freight, handling costs and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs be allocated to inventories based on normal production capacity. The guidance in SAFS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.

                SFAS 132 (Revised) - On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132R"). SFAS 132R is a replacement of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"). It is effective for fiscal years ended after December 15, 2003 and the applicable current year requirements have been applied in the presentation of the consolidated financial statements. SFAS 132R requires additional disclosures regarding defined benefit pension plan and other post-retirement benefit plan assets, obligations, cash flows and net cost as well as retaining a number of disclosures required by SFAS 132. "Share Based Payment," which will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

                SFAS No. 123 (Revised) eliminates the use of APB Opinion No. 25. SFAS No. 123 (Revised) is effective for the first interim or annual reporting period that begins after December 15, 2005. Early adoption for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The company is currently evaluating the effect that the adoption of SFAS 123R will have on its consolidated results of operations and financial condition

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


                SFAS 152 - In December 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" ("SFAS 152"). This statement amends FASB Statement No. 66 "Accounting for Sales of Real Estate" to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2 "Accounting for Real Estate Time-Sharing Transactions" ("SOP 04-2"). SFAS 152 also amends FASB Statement No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects" to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions, with the accounting for those operations and costs being subject to the guidance in SOP 04-2. The provisions of SFAS 152 are effective in fiscal years beginning after June 15, 2005.

                SFAS 153 - In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for all interim periods beginning after June 15, 2005.

                The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows with the exception of SFAS123(Revised). The Company is evaluating the financial impact of SFAS123(Revised) which will be implemented in the first quarter of 2006.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


       4. OTHER COMPREHENSIVE INCOME (LOSS)

           The components of other comprehensive income (loss) are as follows:

                                                              2004         2003

                                                                $            $

           Net loss                                    (4,662,945)  (1,885,703)

           Foreign currency translation adjustment       (110,312)     (95,990)
                                                       -----------  -----------
           Other Comprehensive loss                    (4,773,257)  (1,981,693)
                                                       ===========  ===========


           The foreign currency translation adjustments are not currently adjusted for income taxes as the Company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which is done as disclosed in note 3(i).

       5. INVESTMENT TAX CREDITS

           The Company participates in research and development activities which are eligible for tax credits upon filing of the Company's determination of qualifying expenditures. These amounts are subject to review and approval by the Canada Revenue Agency prior to the receipt of the funds. These tax credits are recorded in the period in which they are received. The Company received tax credits of $471,258 in 2004 (Nil in 2003).

       6. ACCOUNTS RECEIVABLE

                                                              2004          2003
                                                                $             $

           Trade receivable                                 20,639             -
           Goods & Service tax receivable                   46,979        46,034

           Less: Allowance for doubtful accounts                -              -
                                                       -----------   -----------
           Accounts receivable, net                         67,618        46,034
                                                       ===========   ===========

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

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


       7. PROPERTY, PLANT AND EQUIPMENT

                                                              2004         2003
                                                                $            $

           Furniture and fixtures                           94,732       87,310
           Leasehold improvements                           56,364       48,947
           Office equipment                                 45,001       35,878
           Computer equipment                              119,844       63,623
           Computer software                               132,465      119,948
                                                       -----------  -----------
           Cost                                            448,406      355,706
                                                       -----------  -----------



       Less:    Accumulated amortization

                Furniture and fixtures                      37,178       21,193
                Leasehold improvements                      30,310       22,733
                Office equipment                            18,851       12,147
                Computer equipment                          47,565       25,555
                Computer software                          100,439       64,858
                                                       -----------  -----------
                                                           234,343      146,486
                                                       -----------  -----------
           Net                                             214,062      209,220
                                                       ===========  ===========

8. INTELLECTUAL PROPERTY

                                                              2004         2003
                                                                $            $

           Intellectual property                           327,324      327,324
           Less:  Impairment write down                   (327,323     (327,323)
                                                       -----------  -----------
                                                                 1            1
                                                       ===========  ===========

           Intellectual property represents licenses to use, modify and prepare derivative works of licensors' source material. Licenses may be subject to annual and usage fees. The terms of the licenses continue indefinitely unless breached by the terms of the agreements. As at December 31, 2004 and December 31, 2003, the Company had three licensing agreements, which it entered into between April 2002 and July 2002. These licenses are non-transferable, non-sublicensable and royalty free. The Company must pay annual support and maintenance fees to the licensors to maintain the terms of the

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


           agreements. These licenses give the Company the right to incorporate licensor software into the Company's internally-developed software and the products it is developing.

           Annual support and maintenance fees are expensed as they become due.

           The Company evaluates the recoverability of the intellectual property and reviews the impairment on an annual basis and at any other time if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount utilizing the guidance of SFAS 142, "Goodwill and other Intangible Assets". Several factors are used to evaluate the intellectual property, including but not limited to, management's plans for future operations, recent operating results and projected undiscounted cash flows. The Intellectual property was written-down to a nominal value of $1 in 2002.

9. BANK INDEBTEDNESS

           The Company has overdraft protection available up to a maximum of $8,300. The Company did not use the overdraft protection as at December 31, 2004 and December 31, 2003.

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                              2004        2003
                                                                $           $

           Accounts  payable  and  accrued
              liabilities  are  comprised
              of  the following:

           Accounts payables                               605,575       232,633
           Accrued liabilities                             352,614        69,692
                                                       -----------   -----------
                                                           958,189       302,325
                                                       ===========   ===========

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


11. LONG-TERM DEBT

                                                           2004          2003
                                                             $             $


            a)  Instalment loan under the bank's
                job creation loan program to
                finance property and equipment
                additions, payable in 60 monthly
                principal payments of $1,387 plus
                interest at prime plus 0.25%
                per annum. 26,345 39,851

                Less:  Current portion                      26,345        39,851
                                                       -----------   -----------
                                                                -             -
                                                       ===========   ===========

                As at December 31, 2004 and December 31, 2003, the Company was not in compliance with the financial covenants specified in its bank borrowing agreements. Consequently, long-term debt was classified as current. The loan was also repaid in full on March 29, 2005.

            b) Interest expense with respect to long-term debt amounted to $1,402 for the year ended December 31, 2004 and $2,323 for the year ended December 31, 2003.

       12. LOAN FROM A SHAREHOLDER

           The loan from a shareholder is unsecured, non-interest bearing, no specific terms of repayment and is not expected to be repaid prior to January 1, 2006.

       13. CAPITAL STOCK

           a)   Authorized

                5,000,000 non-voting Preferred shares with a par value of $0.001 per share 50,000,000 Common shares with a par value of $0.001 per shares

           b)   Issued

                38,105,189 Common shares (37,670,189 in 2003).

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


           13. Capital Stock (Continued)

           c)   Changes to Issued Share Capital

                TRANSACTIONS PRIOR TO REVERSE ACQUISITION

                i) For the period from January 1, 2003 to December 19, 2003 (the date of the reverse acquisition) the Company issued 110,000 Class B Non-Voting shares and 600,000 Class A Convertible Preference shares for consulting services estimated to be $367,000 which was expensed in the consolidated statements of operations.

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

                iii) For the period from January 1, 2003 to December 19, 2003
                     (the date of the reverse acquisition) the Company issued 1,500,500 Class A Voting shares for total consideration of $744,598 and 1,770,170 Class A Convertible Preference shares for total consideration of $938,553.

                TRANSACTIONS PURSUANT TO REVERSE ACQUISITION

iv) On December 19, 2003, the Company underwent a reverse acquisition whereby the existing shareholders of Perfisans were issued a total of 32,942,967 Common shares of Griffin in exchange for 100% interest in Perfisans. The existing Griffin shareholders held 4,843,552 Common shares immediately prior to the reverse acquisition resulting in 37,786,519 Common shares outstanding upon the recapitalization.

                TRANSACTIONS SUBSEQUENT TO REVERSE ACQUISITION

                v) Subsequent to the reverse acquisition, the Company cancelled 126,330 Common shares. vi) During the year ended December 31, 2004, the Company issued 60,000 Common shares for legal services estimated to be $120,000 which was expensed in the consolidated statements of operations.

                vii) During the year ended December 31, 2004, the Company issued
                     375,000 Common shares for net proceeds of $695,000 pursuant to the Company's agreement with SBI and Westmoreland (note 13(f).

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


           d)   Employee Stock Option Plan

                The Company has adopted a Stock Option Plan (the Plan), pursuant to which Common Shares not exceeding 25% of the total issued and outstanding shares are reserved for issuance.

                Options may be granted to officers, directors, consultants and full-time employees of the Company. Options granted under the Plan may be exercisable for a period not exceeding ten years, may require vesting, and shall be at an exercise price, all as determined by the Board. Options will be non-transferable and are exercisable only by the participant during his or her lifetime.

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

                The activity of the Plan is as follows:


                                                                                                      Weighted
                                                                     Shares            Shares          Average
                                                                  Available           Subject           Option
                                                                  For Grant        to Options           Prices
                                                                  ---------        ----------         --------

                Outstanding at December 31, 2002                  6,821,626         2,659,500             0.25
                                                                  ---------
                Granted                                                   -         1,135,400             0.25

                Exercised                                                -                 -                -
                Expired                                                  -                 -                -
                Cancelled                                                -                 -                -
                                                                  ---------        ----------         --------
                Outstanding at December 31, 2003                  9,417,547         3,794,900             0.25
                                                                  ---------
                Granted                                                  -            205,100
0.35

                Exercised                                                -                 -                -
                Expired                                                  -                 -                -
                Cancelled                                                -                 -                -
                                                                  ---------        ----------         --------
                Outstanding at December 31, 2004                  9,526,297         4,000,000             0.26
                                                                  =========        ==========         ========


PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


           As at December 31, 2004, there were 3,794,900 (3,794,900 at December 31, 2003) exercisable options at a weighted average exercise price of $0.25 ($0.25 at December 31, 2003).

           NUMBER OF OPTIONS                                  EXPIRY DATE
           -----------------                                  -----------
            2,000,000                                       February 19, 2011.
               30,000                                       July 15, 2011.
              164,500                                       November 14, 2011.
              120,000                                       March 31, 2012.
              345,000                                       September 15, 2012.
            1,135,400                                       July 15, 2013.
              205,100                                       December 14, 2014.

           e)   Purchase Warrants

                In   2004, the following warrants were issued:

                i. Trilogy Capital Partners, LLC, 100,000 stock warrants at $1 were issued on September 17, 2004 with a term of 3 years. This was for the Company's Investor Relations.

                ii. Market Byte, LLC, 100,000 stock warrants at $1 were issued on September 17,2004 with a term of 3 years. This was for the Company's Investor Relations.

                iii. Shingfat International Consulting Inc., 1,500,000 stock warrants at $0.60 were issued on December 1, 2004 with a term of 3 years. This was for business and investor relations and stock market consultations.

                iv. Salusar Investments, 250,000 stock warrants at $1.10 were issued on July 12, 2004 with a term of 3 years. This was for business and investor relations and stock market consultations.

                v. Gersten, Savage, Kaplowiz, Wolf & Marcus, LLP, 20,000 stock warrants at $2 were issued on July 12, 2004 with a term of 3 years. This was for legal matters.

                vi. Concord Idea Corporation, 250,000 stock warrants were issued on July 1, 2004 at $2 with a 3-year term for consultant work on behalf of the Company in the development and execution of its business plan and assistance in marketing the products of the Company.

                vii. General Resources Company, 250,000 stock warrants were issued on July 1, 2004 at $2 with a 3-year term for marketing and business development in Taiwan.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


                During 2003, 1,777,593 Purchase Warrants were issued to certain shareholders in connection with the purchase of shares in the Company pursuant to Warrant Agreements. Each Warrant entitles its holders to purchase, during the two year period commencing from the date that any of the company's shares are listed or quoted for trading on any recognized international stock exchange, one Common share at an exercise prices ranging from $0.25 per share to $0.60 per share.

                                                       Number of
                                                       Warrants        Exercise
                                                       Granted          Prices
                                                      ------------  ------------

                Outstanding at December 31, 2002                -             -
                Granted in 2003                            200,560          0.25
                Granted in 2003                          1,000,000          0.40
                Granted in 2003                            577,033          0.60
                Exercised
                Expired                                         -             -
                Cancelled                                       -             -
                                                      ------------  ------------
                Outstanding at December 31, 2003         1,777,593          0.45
                and average exercise price

                Granted in 2004                            200,000          1.00
                Granted in 2004                            250,000          1.10
                Granted in 2004                            520,000          2.00
                Granted in 2004                          1,500,000          0.60
                Exercised                                       -             -
                Expired                                         -             -
                Cancelled                                       -             -
                                                      ------------  ------------
                Outstanding at December 31, 2004         4,247,593          0.76
                And average exercise price
                                                      ============  ============

f)       Common Stock Subscribed

                The Company has an agreement with SBI and Westmoreland wherein they have committed to purchase 2 million common shares of the company stock at $2 each for $4 million of funding. Net proceeds of $695,000 have been received by the company from SBI and Westmoreland to date for the purchase of 375,000 common shares. SBI and Westmoreland have signed promissory notes for the balance that has not yet been received.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


       14. INCOME TAXES

                a)  Deferred Income Taxes

                    The tax effect of significant temporary differences that gave rise to the benefit is as follows:

                                                         2004          2003
                                                           $             $

                    Operating losses available to
                    offset future income taxes           2,234,000    1,360,000

                    Valuation allowance                 (2,234,000)  (1,360,000)
                                                      ------------ ------------

                Net deferred tax assets                         -            -
                                                      ============ ============

                The Company has determined that realization of a deferred tax asset is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

                b)  Current Income Taxes

                The Company has certain non-capital losses of approximately $4,965,000 available, which can be applied against future taxable income and which expire between 2007 and 2014.

       15. CONTINGENCIES

           The Company has received a Job Creation Loan in the amount of $77,000. If job creation under the loan program does not materialize, the penalty will be a retroactive increase in the interest rate to prime plus 2.5% per annum from prime plus 0.25% per annum.

           Management is unable to determine the likelihood of this penalty materializing as at year end. Any expense that may result from this penalty will be recognized in the period in which it becomes known. The loan was repaid on March 29, 2005 and the company was not charged with an additional interest penalty at that time.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


       16. COMMITMENTS

           The Company leases premises under an operating lease with a five year and seven months term expiring on July 30, 2009. Minimum lease commitments exclusive of insurance and other occupancy charges under the lease at December 31, 2004 were:

           2005                                                         $175,205
           2006                                                          175,205
           2007                                                          175,205
           2008                                                          175,205
           2009                                                           87,602
                                                                        --------
                                                                        $788,422
                                                                        ========

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

18. SUBSEQUENT EVENT

           On March 21, 2005, the Company entered into a Securities Purchase Agreement, dated as of March 21, 2005, by and among the Company and Alpha Capital ("Alpha"), Platinum Partners Value Arbitrage Fund LP ("Platimum"), Nite Capital, Ltd. ("Nite") and Whalehaum Capital Fund Limited ("Whalehaum"). Alpha, Platinum, Nite and Whalehaum are collectively referred to as the "Purchasers". The Company authorized the sale to the Purchasers of Convertible Term Notes (the "Notes") in the aggregate principal amount of $1,200,000, with an over allotment option of $240,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes are convertible into common stock of the Company at a final price of $0.3375 per share. In connection with the offering, the Company issued an aggregate of 8,300,000 warrants to purchase common stock at prices ranging from $0.3375 to $2.00 per share. Of the warrants, 1,777,778 are exercisable for a period of three years at $0.675 per share, 3,500,000 are exercisable for a period of three years at $2.00 per share, 1,777,778 are exercisable for a period of six months at $0.3375 per share, 888,888 are exercisable for a period of six months at $0.675 per share and 355,556 are exercisable for a period of three years at $0.54 per share. The proceeds of the offering will be used to fund acquisitions and for working capital.

           The conversion of the Notes is subject to an effective Registration Statement. On effective registration and receipt of funds, the company will allocate the proceeds between the warrants and debenture without warrants based on their relative fair values. Paid in capital will be credited with the value of warrants in the amount of $738,529. The value of the beneficial conversion feature of
           $1,137,778 will be credited to paid in capital and charged to earnings as interest expense. The net proceeds of the financing are to be utilized to meet general working capital.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


       19. MANAGEMENT SALARIES

           Management salaries of $300,000 ($200,000 in 2003) have been expensed in the consolidated statements of operations. As salaries of $100,000 ($200,000 in 2003) are not payable, the amounts have been recorded as a component of additional paid-in capital. Management salaries of $200,000 have been included in accounts payable and accrued liabilities.

       20. PROMISSORY NOTE PAYABLE

           Promissory note in the amount of $459,400 bears interest at 3% per month, with principal and interest payable at December 31, 2004. The promissory note became due on December 31, 2004. The Company is currently negotiating a renewal agreement with the note holder. The new terms have not been finalized and agreed to by both sides.

       21. RELATED PARTY TRANSACTION

           Included in cost of sales are purchases of $143,200 (Nil in 2003) from a shareholder of the Company in March 2004. This transaction is fully settled as of December 31, 2004. The balance payable to this related party with respect to these purchases as of December 31, 2004 is $NIL (December 31, 2003 Nil).