Form 10KSB/A
period 2004-12-31
PERFISANS HOLDINGS INC
filed 2005-04-29
CIK 1049861

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

                                EXPLANATORY NOTE

Perfisans Holdings, Inc., filed its Form 10-KSB for the year ended December 31, 2004, on April 18, 2005. This amendment contains changes to the 10-KSB which reflect changes to the Management's Discussion and Analysis Section and the Financial Statements. Other than those changes, no other changes are made other than changes to the signature pages and the certifications made by our CEO and principal accounting officer.



                                TABLE OF CONTENTS
                                -----------------

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


On April 12, 2005, there were approximately 300 holders of record of our 38,185,983 shares of common stock issued and outstanding.

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

Total operating expenses increased for the twelve-month period ending December 31, 2004, from $1,887,500 to $5,072,706 or 169% from the corresponding prior year period. This increase was primarily due to the increase in stock based compensation and other operating activities including SEC filings, auditing and legal services during the period.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had an accumulated deficit of $10,394,753. For the year ended December 31, 2004, net cash used in operating activities amounted to $1,584,303, as compared to $816,307 for the year ended December 31, 2003. The increase in cash requirements for operating activities is primarily the result of increase in overhead expense and operating activities including SEC filings, auditing and legal services during the period.

Since inception, we have relied principally on proceeds from the sale of securities to fund our activities. During the year ended December 31, 2004, we used $1,584,303 in cash for operating activities and $61,029 for investing activities which was provided by $1,180,711 from financing activities, resulting in a $467,685 decrease in cash during the period.

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

             PERFISANS HOLDINGS, INC.

             By:     /s/ To-Hon Lam
                     --------------
                     CEO, Principal Accounting Officer and Chairman of the Board

           In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                           DATE
---------                          -----                           ----

/s/ To-Hon Lam               CEO, Principal                      April 28, 2005
--------------               Accounting Officer
To-Hon Lam                   and Chairman of
                             the Board


/s/ Bok Wong                 Vice President of Operations &      April 28, 2005
------------                 Business Development and
Bok Wong                     Director


/s/ Chris C. Chen            Director                            April 28, 2005
-----------------
Chris C. Chen

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

                            PERFISANS HOLDINGS, INC.

                   RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2004 AND 2003

      TOGETHER WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                            PERFISANS HOLDINGS, INC.

                   RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2004 AND 2003

      TOGETHER WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                        (AMOUNTS EXPRESSED IN US DOLLARS)


                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                       1

Restated Consolidated Balance Sheets as of December 31, 2004 and 2003     2 - 3

Restated Consolidated Statements of Operation for the years ended
        December 31, 2004 and 2003                                            4

Restated Consolidated Statements of Cash Flows for the years ended
        December 31, 2004 and 2003                                        5 - 6

Restated Consolidated Statements of Changes in Stockholders' Equity
       (Deficiency) for the years ended December 31, 2004 and 2003            7

Notes to Restated Consolidated Financial Statements                      8 - 26

SCHWARTZ LEVITSKY FELDMAN LLP
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA








             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Perfisans Holdings, Inc.

We have audited the accompanying restated consolidated balance sheets of Perfisans Holdings, Inc. as at December 31, 2004 and 2003 and the related restated consolidated statements of operations, cash flows and stockholders' deficiency for the years ended December 31, 2004 and 2003. These restated consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these restated consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the restated consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the restated consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall restated consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfisans Holdings, Inc. as at December 31, 2004 and 2003 and the results of its operations and its cash flows for the year ended December 31, 2004 and 2003 in accordance with generally accepted accounting principles in the United States of America.

The accompanying restated consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2(a) to the restated consolidated financial statements, the Company has incurred losses since inception and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as going concern. The restated consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The previous Report of Independent Registered Public Accounting Firm has been withdrawn. The restated consolidated financial statements have been adjusted as discussed in note A.

Toronto, Ontario, Canada                         "Schwartz Levitsky Feldman llp"
April 8, 2005 (except for note A                           Chartered Accountants
which is as of April 27, 2005)




                    1167 Caledonia Road
                    Toronto, Ontario M6A 2X1
                    Tel:  416 785 5353
                    Fax:  416 785 5663

PERFISANS HOLDINGS, INC.
RESTATED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                   2004               2003

                                                                                     $                  $
                                                                                (restated)
                                                           ASSETS

       CURRENT ASSETS

           Cash and cash equivalents                                                17,163             484,848
           Accounts receivable (note 6)                                             67,618              46,034
           Prepaid expenses and deposits                                            32,137              62,665
                                                                                ----------          ----------

                                                                                   116,918             593,547

       PROPERTY, PLANT AND EQUIPMENT (note 7)                                      214,062             209,220

       INTELLECTUAL PROPERTY (note 8)                                                    1                   1
                                                                                ----------          ----------













                                                                                   330,981             802,768
                                                                                ==========          ==========



          The accompanying notes are an integral part of these restated
                       consolidated financial statements.


       APPROVED ON BEHALF OF THE BOARD

                                            Director
       -------------------------------------

                                            Director
       -------------------------------------

PERFISANS HOLDINGS, INC.
RESTATED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                   2004                2003

                                                                                     $                   $
                                                                                (restated)
                                                         LIABILITIES

       CURRENT LIABILITIES

           Accounts payable and accrued liabilities (note 10)                      958,189             302,325
           Current portion of long-term debt (note 11)                              26,345              39,851
           Promissory note payable (note 20)                                       415,740                  -
                                                                                ----------          ----------

                                                                                 1,400,274             342,176

       LOAN FROM A SHAREHOLDER (note 12)                                           377,743             264,767
                                                                                ----------          ----------

                                                                                 1,778,017             606,943
                                                                                ----------          ----------

       COMMITMENTS AND CONTINGENCIES (notes 15 and 16)

                                              STOCKHOLDERS' EQUITY (DEFICIENCY)

       CAPITAL STOCK (note 13)                                                      38,105              37,670

       COMMON STOCK SUBSCRIBED                                                   3,250,000                   -

       STOCK SUBSCRIPTIONS RECEIVABLE                                           (3,250,000)                  -

       ADDITIONAL PAID - IN CAPITAL                                              9,111,045           6,117,163

       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                              (201,433)            (94,459)

       DEFICIT                                                                 (10,394,753)         (5,864,549)
                                                                                ----------          ----------

                                                                                (1,447,036)            195,825
                                                                                ----------          ----------

                                                                                   330,981             802,768
                                                                                ==========          ==========









          The accompanying notes are an integral part of these restated
                       consolidated financial statements.

PERFISANS HOLDINGS, INC.
RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                     2004             2003

                                                                                       $                $
                                                                                  (restated)

       REVENUE                                                                      1,095,526               -

           Cost and goods sold                                                      1,033,723               -
                                                                                -------------    -------------

       GROSS PROFIT                                                                    61,803               -
                                                                                -------------    -------------

       OPERATING EXPENSES

         Stock-based compensation                                                   2,079,317          397,397
         General and administration                                                 2,575,435        1,198,450
         Interest                                                                      47,450            2,323
         Management salaries                                                          300,000          200,000
         Amortization                                                                  70,504           89,330
                                                                                -------------    -------------

       TOTAL OPERATING EXPENSES                                                     5,072,706        1,887,500
                                                                                -------------    -------------

       OPERATING LOSS                                                              (5,010,903)      (1,887,500)

           Interest income, research and
           development tax credit and other income (note 5)                           480,699            1,797
                                                                                -------------    -------------

       NET LOSS                                                                    (4,530,204)      (1,885,703)
                                                                                =============    =============

       Loss per share, basic and diluted                                                (0.12)           (0.06)
                                                                                =============    =============

       Weighted average shares outstanding                                         37,883,194       33,102,207
                                                                                =============    =============




          The accompanying notes are an integral part of these restated
                       consolidated financial statements.

PERFISANS HOLDINGS, INC.
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                      2004             2003

                                                                                        $                $
                                                                                   (restated)
     CASH FLOWS FROM OPERATING ACTIVITIES

         Net loss                                                                  (4,530,204)      (1,885,703)
         Items not requiring an outlay of cash:
              Amortization                                                             70,504           89,330
              Issue of shares for professional services                               120,000          367,000
              Management salaries contributed                                         100,000          200,000
              Stock-based compensation                                              2,079,317          397,397
              Increase in accounts receivable                                         (17,223)         (26,136)
              (Increase) Decrease in prepaid expenses and deposits                     33,533          (48,560)
              Increase in accounts payable and accrued liabilities                    559,770           90,365
                                                                                -------------    -------------

     NET CASH USED IN OPERATING ACTIVITES                                          (1,584,303)        (816,307)
                                                                                -------------    -------------

     CASH FLOWS FROM FINANCING ACTIVITIES

         Repayment of bank loans                                                     (15,367)         (20,137)
         Proceeds from promissory note payable                                        415,740               -
         Proceeds from (Repayment of) loan from a shareholder                          85,338        (216,598)
         Proceeds from issuance of shares (net of share issue costs)                  695,000        1,683,150
                                                                                -------------    -------------

     NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                1,180,711        1,446,415
                                                                                -------------    -------------

     CASH FLOWS FROM INVESTING ACTIVITIES

         Purchase of property, plant and equipment                                    (61,029)        (164,188)
                                                                                -------------    -------------

     NET CASH FLOWS USED IN INVESTING ACTIVITIES                                      (61,029)        (164,188)
                                                                                -------------    -------------

     EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES                                  (3,064)          (9,260)
                                                                                -------------    -------------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
         FOR THE YEAR                                                                (467,685)         456,660

         Cash and cash equivalents, beginning of year                                 484,848           28,188
                                                                                -------------    -------------

     CASH AND CASH EQUIVALENTS, END OF YEAR                                            17,163          484,848
                                                                                =============    =============

PERFISANS HOLDINGS, INC.
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                      2004             2003

                                                                                        $                $
                                                                                   (restated)
Cash and cash equivalents are comprised as follows:

Cash                                                                                17,163             203,838

Short-term investments                                                                   -             281,010

                                                                                -------------    -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                 17,163          484,848

                                                                                =============    =============



INCOME TAXES PAID                                                                           -                -

                                                                                =============    =============



INTEREST PAID                                                                           1,571            2,323

                                                                                =============    =============







          The accompanying notes are an integral part of these restated
                       consolidated financial statements.

PERFISANS HOLDINGS, INC.
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

PERFISANS HOLDINGS, INC.
RESTATED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                                                             Class A
                                    Common                                                                               convertible
                                     stock        Common         Class A        Class A        Class B        Class B     preference
                                 number of         Stock       number of         shares      Number of         shares      number of
                                    shares         amount         shares         amount         shares         amount         shares
                               -----------    -----------    -----------    -----------    -----------    -----------    -----------
                                                   $                             $                            $


Balance as of
  December 31, 2002                   -              -       21,350,000            195      1,475,005         43,515      4,462,500
Issuance of Class B
  shares for services                 -              -              -              -          110,000          7,000            -
Issuance of Class A
  convertible preference
  shares for services                 -              -              -              -              -              -          600,000
Issuance of Class A
  shares as payment for
  raising capital                     -              -        1,142,500            -              -              -              -
Issuance of Class A
  convertible preference
  shares as payment
  for raising capital                 -              -              -              -              -              -          532,792
Issuance of Class A
  shares for cash                     -              -        1,500,000        744,598            -              -              -
Issuance of Class A
  convertible preference
  shares for cash                     -              -              -              -              -              -        1,770,170
Recapitalization pursuant
  to reverse acquisition       37,796,519         37,796    (23,992,500)      (744,793)    (1,585,005)       (50,515)    (7,365,462)
Cancellation of
  Common stock                   (126,330)          (126)           -              -              -              -              -
Management salaries
  contributed                         -              -              -              -              -              -              -
Stock-based
  compensation                        -              -              -              -              -              -              -
Foreign currency
  translation                         -              -              -              -              -              -              -
Net loss for the year                 -              -              -              -              -              -              -
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance as of
  December 31, 2003            37,670,189         37,670            -              -              -              -              -
Issue of shares for cash          375,000            375            -              -              -              -              -


Issue of shares
  for services                     60,000             60            -              -              -              -              -
Capital stock
  subscribed                          -              -              -              -              -              -              -
                                      -              -              -              -              -              -              -
Management salaries
  contributed

Stock-based
  compensation                        -              -              -              -              -              -              -
Foreign currency
  translation                         -              -              -              -              -              -              -
Net loss for the year                 -              -              -              -              -              -              -
                              -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance as of
  December 31, 2004            38,105,189         38,105            -              -              -              -              -
                              ===========    ===========    ===========    ===========    ===========    ===========    ===========


                                   Class A
                               convertible                                                               Accumulated
                                preference         Common    Additional                         Other          other
                                    shares          stock       paid-in                 Comprehensive  comprehensive
                                    amount     subscribed       capital        Deficit           loss   income (loss)
                               -----------    -----------   -----------    -----------    -----------    -----------
                                    $              $             $              $              $              $

                                                            (restated)      (restated)     (restated)     (restated)
Balance as of
  December 31, 2002              2,133,000            -       1,330,575     (3,978,846)           -            1,531
Issuance of Class B
  shares for services                  -              -             -              -              -              -
Issuance of Class A
  convertible preference
  shares for services              360,000            -             -              -              -              -
Issuance of Class A
  shares as payment for
  raising capital                      -              -             -              -              -              -
Issuance of Class A
  convertible preference
  shares as payment
  for raising capital                  -              -             -              -              -              -
Issuance of Class A
  shares for cash                      -              -             -              -              -              -
Issuance of Class A
  convertible preference
  shares for cash                  938,553            -             -              -              -              -
Recapitalization pursuant
  to reverse acquisition        (3,431,553)           -       4,189,065            -              -              -
Cancellation of
  Common stock                         -              -             126            -              -              -
Management salaries
  contributed                          -              -         200,000            -              -              -
Stock-based
  compensation                         -              -         397,397            -              -              -
Foreign currency
  translation                          -              -             -              -          (95,990)       (95,990)
Net loss for the year                  -              -             -       (1,885,703)    (1,885,703)           -
                               -----------    -----------   -----------    -----------    -----------    -----------
Balance as of
  December 31, 2003                    -              -       6,117,163     (5,864,549)    (1,981,693)       (94,459)
Issue of shares for cash               -              -         694,625            -              -              -

                                                                                                         -----------
Issue of shares
  for services                         -              -         119,940            -              -              -
Capital stock
  subscribed                           -        3,250,000           -              -              -              -
                                       -              -         100,000            -              -              -
Management salaries
  contributed

Stock-based
  compensation                         -              -       2,079,317            -              -              -
Foreign currency
  translation                          -              -             -              -         (106,974)      (106,974)
Net loss for the year                  -              -             -       (4,530,204)    (4,530,204)           -
                               -----------    -----------   -----------    -----------    -----------    -----------
Balance as of
  December 31, 2004                    -        3,250,000     9,111,045    (10,394,753)    (4,637,178)      (201,433)
                               ===========    ===========   ===========    ===========    ===========    ===========


          The accompanying notes are an integral part of these restated
                      consolidated financial statements. 7

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


A. RESTATEMENT OF FINANCIAL STATEMENTS

During the preparation for an SB2 filing, management uncovered the following errors:

     a) The promissory note was recorded in the company's general ledger in Canadian funds and adjusted for foreign exchange fluctuations in error. The financial statements have been adjusted to properly record this promissory note in US funds as agreed in the note. This adjustment resulted in a decrease in the promissory note payable of $43,660 and a decrease in interest expense of $50,322.

     b) The fair value of the purchase warrants issued for services rendered was miscalculated. The financial statements have been adjusted to expense the warrants at the corrected fair value. This adjustment resulted in a decrease of stock-based compensation of $92,419 and a corresponding decrease in additional paid-in capital.

     The following table presents the effects of the aforementioned adjustments:

                                                               2004
                                                --------------------------------
                                                                 As Previously
                                                As restated      Reported
                                                       $                 $

     Current liabilities                            1,400,274         1,443,934
     Total liabilities                              1,778,017         1,821,677
     Additional paid-in capital                     9,111,045         9,203,464
     Accumulated other comprehensive
       income (loss)                                 (201,433)         (204,771)
     Deficit                                      (10,394,753)      (10,527,494)
     Net loss                                      (4,530,204)       (4,662,945)
     Loss per share                                     (0.12)            (0.12)



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

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


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

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


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

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


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

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


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

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


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

                                                     2004          2004
                                            -------------  ------------

                                              As reported     Pro-forma
                                            -------------  ------------
                                                (restated)    (restated)

          Stock-based compensation              2,079,317     2,080,792
          Net loss                             (4,530,204)   (4,531,679)
          Basic and diluted EPS                     (0.12)        (0.12)

                                                     2003          2003
                                            -------------  ------------

                                              As reported     Pro-forma
                                            -------------  ------------

          Stock-based compensation                397,397       429,050
          Net loss                             (1,885,703)   (1,917,356)
          Basic and diluted EPS                     (0.06)        (0.06)

          The fair value of each option used for purposes of estimating the pro-forma amounts summarized above is based on the grant date using the Black-Scholes option pricing model with the weighted average assumptions shown in the following table:

                                                     2004          2003

          Risk free interest rate                    3.0%          3.0%
          Volatility factor                       161.48%            0%
          Weighted average expected life         10 years       4 years
          Weighted average fair value
            per share                               $0.76         $0.60
          Expected dividends                          nil           nil

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


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

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


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

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


4.   OTHER COMPREHENSIVE INCOME (LOSS)

     The components of other comprehensive income (loss) are as follows:

                                                      2004             2003

                                                        $                $
                                                   (restated)

     Net loss                                     (4,530,204)      (1,885,703)

     Foreign currency translation adjustment        (106,974)         (95,990)
                                                ------------     ------------

     Other Comprehensive loss                     (4,637,178)      (1,981,693)
                                                ============     ============

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


6.   ACCOUNTS RECEIVABLE

                                                       2004          2003

                                                         $             $

     Trade receivable                                 20,639                -
     Goods & Service tax receivable                   46,979           46,034

     Less: Allowance for doubtful accounts                 -                -


     Accounts receivable, net                         67,618           46,034



     The Company carries accounts receivable at the amount it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated.

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


7.   PROPERTY, PLANT AND EQUIPMENT

                                             2004                2003

                                               $                   $

     Furniture and fixtures                94,732              87,310
     Leasehold improvements                56,364              48,947
     Office equipment                      45,001              35,878
     Computer equipment                   119,844              63,623
     Computer software                    132,465             119,948
                                       ----------          ----------

     Cost                                 448,406             355,706
                                       ----------          ----------



Less: Accumulated amortization

      Furniture and fixtures               37,178              21,193
      Leasehold improvements               30,310              22,733
      Office equipment                     18,851              12,147
      Computer equipment                   47,565              25,555
      Computer software                   100,439              64,858
                                       ----------          ----------

                                          234,343             146,486
                                       ----------          ----------

      Net                                 214,062             209,220
                                       ==========          ==========



8.   INTELLECTUAL PROPERTY

                                           2004                2003

                                             $                   $

     Intellectual property                327,324             327,324
     Less:  Impairment write down        (327,323)           (327,323)
                                       ----------          ----------
                                                1                   1
                                       ==========          ==========


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

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


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

                                                 $                   $

     Accounts payable and accrued
       liabilities are comprised of
       the following:

     Accounts payables                        605,575             232,633
     Accrued liabilities                      352,614              69,692
                                             --------           ---------

                                              958,189             302,325
                                             ========           =========

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


11.  LONG-TERM DEBT

                                                        2004           2003

                                                          $              $

     a)   Instalment  loan under the bank's job
          creation loan program to finance
          property  and  equipment  additions,
          payable in 60 monthly  principal
          payments of $1,387 plus interest
          at prime plus 0.25% per annum.             26,345         39,851

          Less: Current portion                      26,345         39,851
                                                    -------        -------

                                                          -              -
                                                    -------        -------


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

     a)   Authorized

          5,000,000 non-voting Preferred shares with a par value of $0.001 per share 50,000,000 Common shares with a par value of $0.001 per shares

     b)   Issued

          38,105,189 Common shares (37,670,189 in 2003).

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


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

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


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

     The activity of the Plan is as follows:

                                                                                                Weighted
                                                               Shares            Shares          Average
                                                            Available           Subject           Option
                                                            For Grant        to Options           Prices
                                                          -----------        ----------        ---------

          Outstanding at December 31, 2002                  6,821,626         2,659,500             0.25
          Granted                                                  -          1,135,400             0.25

          Exercised                                                -                 -                -
          Expired                                                  -                 -                -
          Cancelled                                                -                 -                -
                                                          -----------        ----------        ---------


          Outstanding at December 31, 2003                  9,417,547         3,794,900             0.25
                                                            ---------
          Granted                                                  -            205,100             0.35

          Exercised                                                -                 -                -
          Expired                                                  -                 -                -
          Cancelled                                                -                 -                -
                                                          -----------        ----------        ---------

          Outstanding at December 31, 2004                  9,526,297         4,000,000             0.26
                                                          ===========        ==========        =========

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


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

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


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

                                                      Number of        Exercise
                                                      Warrants
                                                      Granted            Prices




          Outstanding at December 31, 2002                  -                -
          Granted in 2003                              200,560             0.25
          Granted in 2003                            1,000,000             0.40
          Granted in 2003                              577,033             0.60
          Exercised
          Expired                                           -                -
          Cancelled                                         -                -


          Outstanding at December 31, 2003           1,777,593             0.45
          and average exercise price

          Granted in 2004                              200,000             1.00
          Granted in 2004                              250,000             1.10
          Granted in 2004                              520,000             2.00
          Granted in 2004                            1,500,000             0.60
          Exercised                                         -                -
          Expired                                           -                -
          Cancelled                                         -                -
                                                 -------------    -------------
          Outstanding at December 31, 2004           4,247,593             0.76
          And average exercise price
                                                 =============    =============

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

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


14.  INCOME TAXES

     a)   Deferred Income Taxes

          The tax effect of significant temporary differences that gave rise to the benefit is as follows:

                                                     2004             2003

                                                       $                $

          Operating losses available to offset
            future income taxes                    2,234,000        1,360,000

          Valuation allowance                     (2,234,000)      (1,360,000)
                                                 -----------      -----------

          Net deferred tax assets                          -                -
                                                 ===========      ===========

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

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


16.  COMMITMENTS

     The Company leases premises under an operating lease with a five year and seven months term expiring on July 30, 2009. Minimum lease commitments exclusive of insurance and other occupancy charges under the lease at December 31, 2004 were:

          2005                                                          $175,205
          2006                                                           175,205
          2007                                                           175,205
          2008                                                           175,205
          2009                                                            87,602
                                                                     -----------
                                                                     $   788,422
                                                                     ===========

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

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)

PERFISANS HOLDINGS, INC.
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(Amounts expressed in US Dollars)


19.  MANAGEMENT SALARIES

     Management salaries of $300,000 ($200,000 in 2003) have been expensed in the consolidated statements of operations. As salaries of $100,000 ($200,000 in 2003) are not payable, the amounts have been recorded as a component of additional paid-in capital. Management salaries of $200,000 have been included in accounts payable and accrued liabilities.

20.  PROMISSORY NOTE PAYABLE

     Promissory note in the amount of $415,740 bears interest at 3% per month, with principal and interest payable at December 31, 2004. The promissory note became due on December 31, 2004. The Company is currently negotiating a renewal agreement with the note holder. The new terms have not been finalized and agreed to by both sides.

21.  RELATED PARTY TRANSACTION

     Included in cost of sales are purchases of $143,200 (Nil in 2003) from a shareholder of the Company in March 2004. This transaction is fully settled as of December 31, 2004. The balance payable to this related party with respect to these purchases as of December 31, 2004 is $NIL (December 31, 2003 Nil).