Form 10QSB
period 2005-03-31
PERFISANS HOLDINGS INC
filed 2005-05-19
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended March 31, 2005 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to_______

                          Commission File No. 000-27773

                            PERFISANS HOLDINGS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

 ---------------------------------- --------------------------------------------
           MARYLAND                                  91-1869317
 ---------------------------------- --------------------------------------------
    (State of Incorporation)            (I.R.S. Employer Identification No.)
 ---------------------------------- --------------------------------------------

                4118 14TH AVE., UNIT #4, MARKHAM, ONTARIO L3R 0J6
                    (Address of principal executive offices)

       Registrants' telephone number, including area code: (905) 943-9996
                                  -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 16, 2005 there were 39,720,189 shares of common stock, par value $0.001 per share, outstanding.

                            PERFISANS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ..................................................1

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations.....................................................12

Item 3. Controls and Procedures...............................................18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................19

Item 2. Changes in Securities.................................................19

Item 3. Defaults Upon Senior Securities.......................................19

Item 4. Submission of Matters to a Vote of Security Holders...................19

Item 5. Other Information.....................................................19

Item 6. Exhibits and Reports on Form 8-K......................................20

SIGNATURES....................................................................20

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

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                  March 31,    December 31,
                                                                       2005            2004
                                                                       $               $

                                          ASSETS
       CURRENT ASSETS

           Cash and cash equivalents ............................   671,371          17,163
Accounts receivable .............................................    47,793          67,618
Prepaid expenses and deposits ...................................    31,086          32,137
       Inventory ................................................     1,202              --
                                                                  ---------        --------

                                                                    751,452         116,918

       PROPERTY, PLANT AND EQUIPMENT ............................   198,615         214,062

       INTELLECTUAL PROPERTY ....................................         1               1
                                                                  ---------        --------






                                                                    950,068         330,981
                                                                  =========        ========


        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2005 AND DECEMBER 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                  March 31,        December 31,
                                                                       2005                2004
                                                                      $                  $
                                     LIABILITIES
CURRENT LIABILITIES

     Accounts payable and accrued liabilities                     1,283,686             958,189
     Current portion of long-term debt                                   --              26,345
     Promissory note payable                                        458,552             415,740
     Convertible term notes (note 4)                                 42,190                  --
                                                               ------------        ------------
                                                                  1,784,428           1,400,274

       LOAN FROM A SHAREHOLDER                                      375,468             377,743
                                                               ------------        ------------

                                                                  2,159,896           1,778,017
                                                               ------------        ------------


                            STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK                                                        38,105              38,105

COMMON STOCK SUBSCRIBED                                           3,250,000           3,250,000

STOCK SUBSCRIPTIONS RECEIVABLE                                   (3,250,000)         (3,250,000)

ADDITIONAL PAID - IN CAPITAL                                     10,386,045           9,111,045

ACCUMULATED OTHER COMPREHENSIVE LOSS                               (296,383)           (201,433)

DEFICIT                                                         (11,337,595)        (10,394,753)
                                                               ------------        ------------

                                                                 (1,209,828)         (1,447,036)
                                                               ------------        ------------

                                                                    950,068             330,981
                                                               ============        ============

        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATION
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                     2005             2004
                                                                     $               $

REVENUE                                                             4,077          335,818

Cost and goods sold                                                 1,599          313,370
                                                             ------------     ------------

GROSS PROFIT                                                        2,478           22,448
                                                             ------------     ------------


OPERATING EXPENSES

  General and administration                                      559,546          460,466
  Interest                                                         38,147              438
  Management salaries                                             100,000           50,000
  Amortization                                                     14,750           15,428
                                                             ------------     ------------

TOTAL OPERATING EXPENSES                                          712,443          526,332
                                                             ------------     ------------


OPERATING LOSS                                                   (709,965)        (503,884)

    Interest income and research and development tax refund            18          147,158
    Beneficial Conversion Cost expensed (note 4)                  (16,834)              --
    Discount on warrants expensed (note 4)                        (25,356)              --
    Convertible term notes issue expense                         (190,705)              --
                                                             ------------     ------------

NET LOSS                                                         (942,842)        (356,726)
                                                             ============     ============

Loss per share, basic and diluted                                   (0.03)           (0.01)
                                                             ============     ============

Weighted average shares outstanding                            38,105,189       37,660,189
                                                             ============     ============



        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                         2005              2004
                                                                         $                 $
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                         (942,842)         (356,726)
    Items not requiring an outlay of cash:
         Amortization                                                  14,750            15,428
         Beneficial conversion cost expensed (note 4)                  16,834                --
         Discount on warrants expensed (note 4)                        25,356                --
         Management salaries contributed                                   --            50,000
         Decrease (Increase) in accounts receivable                    16,320          (138,667)
         Decrease in prepaid expenses and deposits                         --            33,120
         Increase in accounts payable and accrued liabilities         233,033           307,402
         Increase in inventory                                         (1,185)         (105,785)
                                                                  -----------       -----------

NET CASH USED IN OPERATING ACTIVITES                                 (637,734)         (195,228)
                                                                  -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES

    Repayment of long-term debt                                       (25,808)           (3,794)
    Proceeds from promissory note payable                              44,779           250,000
    Proceeds from loan from a shareholder                                  --            76,885
    Gross Proceeds from issue of convertible term notes (note 4)    1,275,000                --
    Payment of share issue cost                                            --            (5,350)
                                                                  -----------       -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                     1,293,971           317,741
                                                                  -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property, plant and equipment                              --            (6,503)
                                                                  -----------       -----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                --            (6,503)
                                                                  -----------       -----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES                       (2,029)           (4,097)
                                                                  -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS
    FOR THE YEAR                                                      654,208           111,913

    Cash and cash equivalents, beginning of period                     17,163           484,848
                                                                  -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              671,371           596,761
                                                                  ===========       ===========





       See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
1.1.1 INTERIM  CONSOLIDATED  STATEMENTS OF CHANGES IN  STOCKHOLDERS'  DEFICIENCY
1.1.2 FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND FOR THE YEAR ENDED DECEMBER 31, 2004 (AMOUNTS EXPRESSED IN US DOLLARS) (UNAUDITED)

                                              Common
                                               stock   Common       Common   Additional                          Other  Accumulated
                                           number of    Stock        stock      paid-in  Comprehensive   comprehensive        other
                                              shares   amount   subscribed      capital        Deficit            loss         loss
                                         -----------  -------   ----------   ----------  --------------  --------------  ----------
                                                         $           $            $             $               $            $
                                          ---------- --------   ----------   ----------  -------------   -------------   ----------
Balance as of December 31, 2003           37,670,189   37,670         --      6,117,163     (5,864,549)           --        (94,459)
Issue of shares for cash                     375,000      375         --        694,625           --              --           --
Issue of shares for services                  60,000       60         --        119,940           --              --           --
Capital stock subscribed                        --       --      3,250,000         --             --              --           --
Management salaries contributed                                                 100,000
Stock-based compensation                        --       --           --      2,079,317           --              --           --
Foreign currency translation                    --       --           --           --             --          (106,974)    (106,974)
Net loss for the year                           --       --           --           --       (4,530,204)     (4,530,204)        --
                                          ---------- --------   ----------   ----------  -------------   -------------   ----------
Balance as of December 31, 2004           38,105,189   38,105    3,250,000    9,111,045    (10,394,753)     (4,637,178)    (201,433)
Foreign currency translation                    --       --           --           --             --           (94,950)     (94,950)
Beneficial conversion for notes (note 4)                                        508,730
Fair value of warrants issued (note 4)                                          766,270
Net loss for the period                         --       --           --           --         (942,842)       (942,842)        --
                                          ---------- --------   ----------   ----------  -------------   -------------   ----------

Balance as of March 31, 2005              38,105,189   38,105    3,250,000   10,386,045    (11,337,595)     (1,037,792)    (296,383)
                                         =========== ========   ==========   ==========  ==============  ==============  ==========

       See condensed notes to interim consolidated financial statements.

1. BASIS OF PRESENTATION

   The accompanying unaudited interim consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles in the United Stated of America for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Interim consolidated financial statements should be read in conjunction with the company's annual audited consolidated financial statements.


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


3. CONTINGENCIES

   The Company has received a Job Creation Loan in the amount of $77,000. If job creation under the loan program does not materialize, the penalty will be a retroactive increase in the interest rate to prime plus 2.5% per annum from prime plus 0.25% per annum. Management is unable to determine the likelihood of this penalty materializing. Any expense that may result from this penalty will be recognized in the period in which it becomes known. The loan was repaid on March 29, 2005 and the company was not charged with an additional interest penalty at that time.


4. CONVERTIBLE TERM NOTES AND DETACHABLE STOCK WARRANTS

   On March 21, 2005, the Company entered into a Securities Purchase Agreement, dated as of March 21, 2005, by and among the Company and Alpha Capital ("Alpha"), Platinum Partners Value Arbitrage Fund LP ("Platimum"), Nite Capital, Ltd. ("Nite") and Whalehaum Capital Fund Limited ("Whalehaum"). Alpha, Platinum, Nite and Whalehaum are collectively referred to as the "Purchasers". The Company authorized the sale to the Purchasers of Convertible Term Notes (the "Notes") in the aggregate principal amount of $1,200,000, with an over allotment option of $240,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company received a total of $1,275,000 and retained the over allotment amount of $75,000. These Notes are convertible into common stock of the Company at a final price of $0.3375 per share. In connection with the offering, the Company issued an aggregate of 8,300,000 warrants to purchase common stock at prices ranging from $0.3375 to $2.00 per share. Of the warrants, 1,777,778 are exercisable for a period of three years at $0.675 per share, 3,500,000 are exercisable for a period of three years at $2.00 per share, 1,777,778 are exercisable for a period of six months at $0.3375 per share, 888,888 are exercisable for a period of six months at $0.675 per share and 355,556 are exercisable for a period of three years at $0.54 per share. The proceeds of the offering will be used to fund acquisitions and for working capital.


   The company has allocated the proceeds between the warrants and debenture without warrants based on their relative fair values. Paid in capital has be credited with the value of warrants in the amount of $766,270 and convertible term notes has been allocated an amount of $508,730. The value of the beneficial conversion feature calculated at $1,208,889 is restricted to the fair value of the convertible term notes of $508,730 as per EITF 98-5. In accordance with Para 19 of EITF 00-27, this beneficial conversion amount of $508,730 and discount on warrants of $766,270 will be accreted from the date of issuance to the stated redemption date of the convertible instrument.


   Beginning on August 17, 2005 (and continuing on the same day of each successive month thereafter), the Company must repay 1/13th of the face amount of each note issued, in cash or common stock, at the option of the Company ("Monthly Amount"). If the Company repays the monthly amount in cash, the holder has to be repaid an amount equal to 110% of the Monthly Amount due and owing. If the Monthly Amount is repaid in shares of common stock, the Company is required to issue a number of shares of its common stock determined by dividing (x) the Monthly Amount to be converted into shares of common stock by (y) an amount equal to a 25% discount to the volume weighted average price of its common stock for the ten (10) trading days immediately preceding the date the Monthly Amount is due.


   For the three months ended March 31, 2005 the beneficial conversion cost and the discount on warrants have been expensed in the amount of $16,834 and 25,356 respectively.


   As of March 31, 2005, the Convertible notes are reflected in the Balance Sheet as under:

   Convertible debt                                       $1,275,000


   Less: Unamortized beneficial conversion cost            ($491,896)


   Less: Unamortized discount on warrants                  ($740,914)
                                                          ----------


    As per Balance Sheet                                     $42,190
                                                          ==========

5. PROMISSORY NOTE PAYABLE

   Promissory note in the amount of $458,552 bears interest at 3% per month, with principal and interest payable at December 31, 2004. The promissory note became due on December 31, 2004. The Company is currently negotiating a renewal agreement with the note holder. The new terms have not been finalized and agreed to by both sides.


6. RELATED PARTY TRANSACTION

   Included in cost of sales are purchases of $ Nil ($143,200 in 2004) from a shareholder of the Company. The balance payable to this related party with respect to these purchases as of March 31, 2005 is $NIL (December 31, 2004
   Nil).


7. SUBSEQUENT EVENTS


   On March 21, 2005, the Company entered into a Securities Purchase Agreement, dated as of March 21, 2005, by and among the Company and Alpha Capital ("Alpha"), Platinum Partners Value Arbitrage Fund LP ("Platimum"), Nite Capital, Ltd. ("Nite") and Whalehaum Capital Fund Limited ("Whalehaum") as explained in note 4 above.

   The conversion of the Notes was subject to an effective Registration Statement. On May 3, 2005, the Company filed a registration statement according to the Securities Purchase Agreement, dated as of March 21, 2005. On May 12, 2005, the registration statement was declared effective pursuant to Section 8(a) of the Securities Act of 1933 by the Securities and Exchange Commission.

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

Because we have not generated sufficient revenue to date, we have prepared our financial statements with the assumption that there is substantial doubt that we can continue as a going concern. Our ability to continue as a going concern is dependent on our ability to affect our Plan of Operations.

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

RESULTS OF OPERATION FOR PERFISANS HOLDINGS, INC.

Our revenue to date came from the sale of ADSL modems. This represented a business opportunity that arose during the first quarter. The Company may continue to explore such business opportunities in the future. However the plan of the company is to develop a marketing strategy for its own internally developed chips. There is total revenue of $4,077 with a profit of $2,478 for the period.

Total operating cost increased for the three-month period ending March 31, 2005, from $526,332 to $712,443 or 35.4 % from the corresponding prior year period. This increase was primarily due to the increase in non-recurring engineering charges, management salaries and interest during the period.

General and Administration fees also increased for the three month ending March 31, 2005, from $460,466 to $559,546 or 21.5% from the corresponding prior year period, primarily as a result of increase in operations activities.


LIQUIDITY AND CAPITAL RESOURCES

 For the three months ended March 31, 2005, net cash used in operating activities amounted to $637,734, as compared to $195,228 for the same period in the prior year. The increase in cash requirements for operating activities is primarily the result of increase in overhead expense, expenses on issue of convertible notes and operating activities during the period.

On March 21, 2005, the Company entered into a Securities Purchase Agreement, dated as of March 21, 2005, by and among the Company and Alpha Capital ("Alpha"), Platinum Partners Value Arbitrage Fund LP ("Platimum"), Nite Capital, Ltd. ("Nite") and Whalehaum Capital Fund Limited ("Whalehaum"). Alpha, Platinum, Nite and Whalehaum are collectively referred to as the "Purchasers". The Company authorized the sale to the Purchasers of Convertible Term Notes (the "Notes") in the aggregate principal amount of $1,200,000, with an over allotment option of $240,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company received a total of $1,275,000 and retained the over allotment amount of $75,000. These Notes are convertible into common stock of the Company at a final price of $0.3375 per share. In connection with the offering, the Company issued an aggregate of 8,300,000 warrants to purchase common stock at prices ranging from $0.3375 to $2.00 per share. Of the warrants, 1,777,778 are exercisable for a period of three years at $0.675 per share, 3,500,000 are exercisable for a period of three years at $2.00 per share, 1,777,778 are exercisable for a period of six months at $0.3375 per share, 888,888 are exercisable for a period of six months at $0.675 per share and 355,556 are exercisable for a period of three years at $0.54 per share. The proceeds of the offering will be used to fund acquisitions and for working capital.

The company has allocated the proceeds between the warrants and debenture without warrants based on their relative fair values. Paid in capital has be credited with the value of warrants in the amount of $766,270 and convertible term notes is shown in the Balance Sheet at $508,730. The value of the beneficial conversion feature calculated at $1,208,889 is restricted to the fair value of the convertible term notes of $508,730 as per EITF 98-5. This amount of $508,730 is credited to paid-in capital and charged to earnings as interest expense. The net proceeds of the financing will be utilized to meet general working capital.

We had issued promissory notes for $458,552 at an interest of 3% per month with principal and interest payable at December 31, 2004. The promissory note became due on December 31, 2004. The Company is currently negotiating a renewal agreement with the note holder. The new terms have not been finalized and agreed to by both sides.

At March 31, 2005, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS
NONE.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:
Contractual obligations as of March 31, 2005 are as follows:


2        PAYMENTS DUE BY END OF PERIOD

----------------------------- ----------------- ---------------- --------------- ------------------
                                                  LESS THAN 1      AFTER 1-3
CONTRACTUAL OBLIGATIONS             TOTAL            YEAR            YEARS            3-5 YEARS
----------------------------- ----------------- ---------------- --------------- ------------------
BUILDING LEASES                       $700,820         $131,404        $525,615            $43,800
----------------------------- ----------------- ---------------- --------------- ------------------
EQUIPMENT LEASES                            --               --              --                 --
----------------------------- ----------------- ---------------- --------------- ------------------
CONVERTIBLE TERM NOTE               $1,275,000         $784,616        $490,384                 --
----------------------------- ----------------- ---------------- --------------- ------------------
PROMISSORY NOTE                       $458,552         $458,552              --                 --
----------------------------- ----------------- ---------------- --------------- ------------------
     TOTAL                          $1,159,372         $589,956        $525,615            $43,800
----------------------------- ----------------- ---------------- --------------- ------------------

OFF-BALANCE SHEET ARRANGEMENTS
None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

Contractual obligations as of March 31, 2005 are as follows:

                          PAYMENTS DUE BY END OF PERIOD

Contractual Obligations            Total      Less Than 1 Year       After 1-3 Years            3-5 Years
Building Leases                 $758,598              $156,951              $313,903             $287,744
Equipment Leases                     ---                   ---                   ---                  ---
Long Term Debt                   $27,705               $15,853               $11,852                  ---
Short Term Debt                 $250,000              $250,000                   ---                  ---
-------------              -------------         -------------         -------------        -------------
Total                         $1,036,303              $422,804              $325,755             $287,744

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

ITEM 3   CONTROLS AND PROCEDURES

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

On March 21, 2005, the Company entered into a Securities Purchase Agreement, dated as of March 21, 2005, by and among the Company and Alpha Capital ("Alpha"), Platinum Partners Value Arbitrage Fund LP ("Platimum"), Nite Capital, Ltd. ("Nite") and Whalehaum Capital Fund Limited ("Whalehaum"). Alpha, Platinum, Nite and Whalehaum are collectively referred to as the "Purchasers". The Company authorized the sale to the Purchasers of Convertible Term Notes (the "Notes") in the aggregate principal amount of $1,200,000, with an over allotment option of $240,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company received a total of $1,275,000 and retained the over allotment amount of $75,000. These Notes are convertible into common stock of the Company at a final price of $0.3375 per share. In connection with the offering, the Company issued an aggregate of 8,300,000 warrants to purchase common stock at prices ranging from $0.3375 to $2.00 per share. Of the warrants, 1,777,778 are exercisable for a period of three years at $0.675 per share, 3,500,000 are exercisable for a period of three years at $2.00 per share, 1,777,778 are exercisable for a period of six months at $0.3375 per share, 888,888 are exercisable for a period of six months at $0.675 per share and 355,556 are exercisable for a period of three years at $0.54 per share. The proceeds of the offering will be used to fund acquisitions and for working capital.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31 Certification of Chief Executive Officer and Principal Accounting Officer, pursuant to Rule 13a - 14(a).*

32 Certification of Chief Executive Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith
 (b) On March 23, 2005, we filed a Form 8-K pertaining to our Secured Convertible Note Offering.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFISANS HOLDINGS, INC.


May 19, 2005

By: /s/ To-Hon Lam
    ---------------
    To-Hon Lam
    Chief Executive Officer and
    Principal Accounting Officer