Form 10QSB
period 2005-06-30
PERFISANS HOLDINGS INC
filed 2005-08-15
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarter Ended June 30, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Transition Period from _______to_______

Commission File No. 000-27773

PERFISANS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	91-1869317
(State of Incorporation)	(I.R.S. Employer Identification No.)

4118 14TH AVE., UNIT #4, MARKHAM, ONTARIO L3R 0J6

(Address of principal executive offices)

Registrants' telephone number, including area code: (905) 943-9996

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 8, 2005 there were 41,481,973 shares of common stock, par value $0.001 per share, outstanding.

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

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

TABLE OF CONTENTS

Interim Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	1 - 2

Interim Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004	3

Interim Consolidated Statements of Operations for the six months ended June 30, 2005 and 2004	4

Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004	5

Interim Consolidated Statements of Changes in Stockholders’ (Deficiency) for the six months ended June 30, 2005 and for the year ended December 31, 2004	6

Condensed Notes to Interim Consolidated Financial Statements	7-9

PERFISANS HOLDINGS, INC.
Interim Consolidated Balance Sheets
As of June 30, 2005 and December 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)

	June 30,	December 31,
	2005	2004
	$	$

ASSETS
CURRENT ASSETS

Cash and cash equivalents	74,473	17,163
Accounts receivable	55,464	67,618
Prepaid expenses and deposits	33,501	32,137
	163,438	116,918

PROPERTY, PLANT AND EQUIPMENT	188,966	214,062

INTELLECTUAL PROPERTY	1	1
	352,405	330,981

See condensed notes to interim consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

___________________________Director

___________________________Director

PERFISANS HOLDINGS, INC.
Interim Consolidated Balance Sheets
As of June 30, 2005 and December 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)

	June 30,	December 31,
	2005	2004
	$	$
LIABILITIES
CURRENT LIABILITIES

Accounts payable and accrued liabilities	1,251,643	958,189
Current portion of long-term debt	—	26,345
Promissory note payable	490,013	415,740
Convertible term notes (note 4)	239,211	—
	1,980,867	1,400,274
LOAN FROM SHAREHOLDERS	433,794	377,743
	2,414,661	1,778,017

STOCKHOLDERS’ DEFICIENCY

CAPITAL STOCK	38,586	38,105

COMMON STOCK SUBSCRIBED	3,250,000	3,250,000

STOCK SUBSCRIPTIONS RECEIVABLE	(3,250,000)	(3,250,000)

ADDITIONAL PAID - IN CAPITAL	10,545,288	9,111,045

ACCUMULATED OTHER COMPREHENSIVE LOSS	(184,485)	(201,433)

DEFICIT	(12,461,645)	(10,394,753)
	(2,062,256)	(1,447,036)
	352,405	330,981

See condensed notes to interim consolidated financial statement

PERFISANS HOLDINGS, INC.
Interim Consolidated Statements of Operations
For the three months ended June 30, 2005 and 2004
(Amounts expressed in US Dollars)
(Unaudited)

	2005	2004
	$	$

REVENUE	10,580	696,504

Cost and goods sold	8,142	643,591
GROSS PROFIT	2,438	52,913

OPERATING EXPENSES

General and administration	621,490	427,190
Interest	40,428	342
Management salaries	100,000	50,000
Amortization	15,071	15,537
TOTAL OPERATING EXPENSES	776,989	493,069
OPERATING LOSS	(774,551)	(440,156)

Interest income	49	22
Beneficial Conversion Cost expensed (note 4)	(139,261)	—
Discount on warrants expensed (note 4)	(209,760)	—
NET LOSS BEFORE TAX	(1,123,522)	(440,134)

Income tax	527	—
NET LOSS	(1,124,050)	(440,134)
Loss per share, basic and diluted	(0.03)	(0.01)
Weighted average shares outstanding	38,232,305	37,660,189

See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
Interim Consolidated Statements of Operations
For the six months ended June 30, 2005 and 2004
(Amounts expressed in US Dollars)
(Unaudited)

	2005	2004
	$	$

REVENUE	14,657	1,032,322

Cost and goods sold	9,741	956,961
GROSS PROFIT	4,916	75,361

OPERATING EXPENSES

General and administration	1,181,036	887,656
Interest	78,575	780
Management salaries	200,000	100,000
Amortization	29,821	30,965
TOTAL OPERATING EXPENSES	1,489,432	1,019,401

OPERATING LOSS	(1,484,516)	(944,040)

Interest income and research and development tax refund	67	147,180
Beneficial Conversion Cost expensed (note 4)	(156,095)	—
Discount on warrants expensed (note 4)	(235,116)	—
Convertible term notes issue expense	(190,705)	—
NET LOSS BEFORE INCOME TAX	(2,066,365)	(796,860)

Income tax	527	—
NET LOSS	(2,066,892)	(796,860)
Loss per share, basic and diluted	(0.05)	(0.02)
Weighted average shares outstanding	38,169,098	37,660,189

See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
Interim Consolidated Statements of Cash Flows
For the six months ended June 30, 2005 and 2004
(Amounts expressed in US Dollars)
(Unaudited)

	2005	2004
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(2,066,892)	(796,860)
Items not requiring an outlay of cash:
Amortization	29,821	30,965
Beneficial conversion cost expensed (note 4)	156,095	—
Discount on warrants expensed (note 4)	235,116	—
Issue of shares in lieu of interest on term notes (note 4)	847	—
Management salaries contributed	—	100,000
Decrease (Increase) in accounts receivable	7,991	(156,798)
Decrease in prepaid expenses and deposits	(1,942)	28,532
Increase in accounts payable and accrued liabilities	324,056	208,760
Increase in inventory	—	(224,994)
NET CASH USED IN OPERATING ACTIVITES	(1,314,908)	(810,395)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of long-term debt	(25,635)	(7,472)
Proceeds from loan from a third party	—-	142,930
Proceeds from promissory note payable	81,554	250,000
Repayment of loan from a shareholder	(30,000)	—
Proceeds from loan from a shareholder	90,000	75,704
Gross Proceeds from issue of convertible term notes (note 4)	1,275,000	—
Proceeds from exercise of stock options	6,875	—
Payment of share issue cost	—	(5,000)
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,397,794	456,162

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property, plant and equipment	(8,981)	(15,703)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(8,981)	(15,703)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	(16,595)	(24,197)
NET INCREASE IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	57,310	(394,133)
Cash and cash equivalents, beginning of period	17,163	484,848
CASH AND CASH EQUIVALENTS, END OF PERIOD	74,473	90,715

See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
For the six months ended June 30, 2005 and for the year ended December 31, 2004
(Amounts expressed in US dollars)
(Unaudited)

	Common						Accumulated
	stock	Common	Common	Additional		Other	other
	number of	Stock	stock	paid-in		Comprehensive	comprehensive
	shares	amount	subscribed	capital	Deficit	loss	loss
		$	$	$	$	$	$
Balance as of December 31, 2003	37,670,189	37,670	--	6,117,163	(5,864,549)	--	(94,459)
Issue of shares for cash	375,000	375	--	694,625	--	--	--
Issue of shares for services	60,000	60	--	119,940	--	--	--
Capital stock subscribed	--	--	3,250,000	--	--	--	--
Management salaries contributed	--	--	--	100,000	--	--	--
Stock-based compensation	--	--	--	2,079,317	--	--	--
Foreign currency translation	--	--	--	--	--	(106,974)	(106,974)
Net loss for the year	--	--	--	--	(4,530,204)	(4,530,204)	--
Balance as of December 31, 2004	38,105,189	38,105	3,250,000	9,111,045	(10,394,753)	(4,637,178)	(201,433)
Exercise of stock options	27,500	28		6,848
Issue of shares on conversion of convertible notes	450,370	450		151,550
Issue of shares in lieu of interest on convertible notes	2512	3		845
Foreign currency translation	--	--	--	--	--	16,948	16,948
Beneficial conversion for notes (note 4)				508,730
Fair value of warrants issued (note 4)				766,270
Net loss for the period	--	--	--	--	(2,066,892)	(2,066,892)	--
Balance as of June 30, 2005	38,585,571	38,586	3,250,000	10,545,288	(12,461,645)	(2,049,944)	(184,485)

See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
(Amounts Expressed in US Dollars)
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles in the United Stated of America for complete financial statements. In the opinion of management, all adjustments (consisting of all recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. Interim consolidated financial statements should be read in conjunction with the company’s annual audited consolidated financial statements.

2.	GOING CONCERN AND NATURE OF OPERATIONS

a)	Going Concern

Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Perfisans Holdings, Inc. (the ”Company”) is a technology development company. The principal activity of the Company is the design and development of integrated circuits for commercial purposes.

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

PERFISANS HOLDINGS, INC.
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
(Amounts Expressed in US Dollars)
(Unaudited)

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

On March 21, 2005, the Company entered into a Securities Purchase Agreement, dated as of March 21, 2005, by and among the Company and Alpha Capital (“Alpha”), Platinum Partners Value Arbitrage Fund LP (“Platimum”), Nite Capital, Ltd. (“Nite") and Whalehaven Capital Fund Limited ("Whalehaven"). Alpha, Platinum, Nite and Whalehaven are collectively referred to as the "Purchasers". The Company authorized the sale to the Purchasers of Convertible Term Notes (the "Notes") in the aggregate principal amount of $1,200,000, with an over allotment option of $240,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company received a total of $1,275,000 and retained the over allotment amount of $75,000. These Notes are convertible into common stock of the Company at a final price of $0.3375 per share. In connection with the offering, the Company issued an aggregate of 8,300,000 warrants to purchase common stock at prices ranging from $0.3375 to $2.00 per share. Of the warrants, 1,777,778 are exercisable for a period of three years at $0.675 per share, 3,500,000 are exercisable for a period of three years at $2.00 per share, 1,777,778 are exercisable for a period of six months at $0.3375 per share, 888,888 are exercisable for a period of six months at $0.675 per share and 355,556 are exercisable for a period of three years at $0.54 per share. The proceeds of the offering will be used to fund acquisitions and for working capital.

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

Beginning on August 17, 2005 (and continuing on the same day of each successive month thereafter), the Company must repay 1/13th of the face amount of each note issued, in cash or common stock, at the option of the Company (“Monthly Amount”). If the Company repays the monthly amount in cash, the holder has to be repaid an amount equal to 110% of the Monthly Amount due and owing. If the Monthly Amount is repaid in shares of common stock, the Company is required to issue a number of shares of its common stock determined by dividing (x) the Monthly Amount to be converted into shares of common stock by (y) an amount equal to a 25% discount to the volume weighted average price of its common stock for the ten (10) trading days immediately preceding the date the Monthly Amount is due.

PERFISANS HOLDINGS, INC.
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
(Amounts Expressed in US Dollars)
(Unaudited)

During the three month period ended June 30, 2005 a total of $152,000 of the convertible term notes were converted into common stock by the note holders. The conversions were done at $0.3375 per common share which resulted in the issue of an additional 450,370 of common shares. An additional 2,512 common shares were also issued in lieu of accrued interest

For the six months ended June 30, 2005 the beneficial conversion cost and the discount on warrants have been expensed in the amount of $156,095 and $235,116, respectively.

As of June 30, 2005, the Convertible notes are reflected in the Balance Sheet as under:

Convertible debt	$1,275,000
Less: Converted into common shares	($ 152,000)
Less: Unamortized beneficial conversion cost	($352,635)
Less: Unamortized discount on warrants	($531,154)
As per Balance Sheet	$239,211

5.	PROMISSORY NOTE PAYABLE

Promissory note in the amount of $458,552 bears interest at 3% per month, with principal and interest payable at December 31, 2004. The promissory note became due on December 31, 2004. The Company is currently negotiating a renewal agreement with the note holder. The new terms have not been finalized and agreed to by both sides.

6.	RELATED PARTY TRANSACTION

Included in cost of sales are purchases of $Nil ($143,200 in 2004) from a shareholder of the Company. The balance payable to this related party with respect to these purchases as of June 30, 2005 is $NIL (December 31, 2004 Nil).

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

The company through its wholly owned subsidiary Perfisans Networks Corporation, an Ontario corporation, is engaged in development of integrated circuits that will accelerate the network and storage devices protocol processing.

We have completed the design of a single port gigabit network interface controller and released the product to the market in second quarter of 2004. We successfully received blanket orders from DBL Technology Co. Ltd., in China and Kelytech Corporation in the US. The product is under evaluation by our other customers.

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

Product 3 - iSCSI storage chip. This product will be targeted for high performance and cost sensitive markets. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the enterprise market. The Company plans to release this product towards the end of the fourth quarter of 2005.

We have also started the development of dual port PCI-Express products and RDMA products according to the market requirement.

For the next twelve months, the engineering team will be concentrating on the support and further development of these chips. The engineering team will also work on the design aspect of future iSCSI products.

Along with Canada, Taiwan and China are key regions for us to penetrate to affect our plan of operations. Manufacturers Agents (known as "reps") and Distributors (known as "distis") will be contracted to market and sell Perfisans' chips. A disti buys, resells and maintains local inventories of the computer chips that Persifans will provide. The disti is responsible for the costs of selling to customers, accounts receivables, collections and the maintenance of local inventories, that otherwise would fall on Perfisans. A rep earns commissions on the sales of Perfisans' chips. A rep is a separate, arms length company that negates or minimizes the need for Perfisans to staff its own field sales force, thereby minimizing Perfisans' cost of sales. In some cases the rep and disti will be one and the same company capable of acting in either rep or disti mode according to the best local market needs. In rep mode, the rep earns commissions on sales of our chips. In disti mode, the disti buys and resells our chips and maintains local inventories. The current industry trend is for reps and distis to be combined in one company.

Our sales costs are:

o	Travel costs by the sales people to the market areas at intervals dictated by sales activity and priorities,

o	The commission that has to be paid for the reps which will be pegged at 10% to 15% of the selling price, and

o	The costs of locally based support staffs as determined by the needs of penetrating and maintaining specific strategic customers.

We have signed up distributors in Canada, the US and China. In addition, we have identified Taiwan and China as key regions and will continue to search for appropriate candidates for the distribution of our products in these two geographical areas. Our Marketing and Product Development teams have collaborated on the planning of our new product roadmap, and sales and business development activity will be synchronized with the product introduction plans.

Despite having limited revenue since inception, we believe that our management has developed a business plan that, if successfully implemented, could substantially improve the Company’s operational results and financial conditions. The adequacy of cash resources over the next twelve months is primarily dependent on its operating results and the ability to obtain proceeds from the sales of securities. The projected cash requirement for the next twelve months will be $10 million. We have an agreement with SBI and Westmoreland for a $4 million funding. Seven hundred and fifty thousand dollars has been received by the Company from SBI and Westmoreland. SBI and Westmoreland have signed promissory notes on the balance that has not yet been received. We have issued convertible debentures totalling $1.2 million on March 21, 2005. Details of this issuance can be obtained through the recent Form 8-K filing with the SEC. We will have to secure the anticipated requisite remainder of funding through other means, such as sales of additional securities or other financing initiatives.

For the next six months, we plan to spend approximately $250,000 in Computer Aided Design (CAD) tools. A total of $500,000 is allocated for non-recurring Engineering (NRE) Charges for development of the Semiconductor chips.

We plan to increase the total number of employees from 20 to 26 in the next six months. The addition will be in research and development, sales and marketing.

RESULTS OF OPERATION FOR PERFISANS HOLDINGS, INC.

Three Months Ending June 30, 2005
Revenues were recorded at $10,580 down from $696,504 for the 3 month period ending June 30, 2004. The decrease in revenue was due to a non-recurring order of IP phones in 2004. Revenues for the second quarter 2005 came from the sale of ADSL modems. The Company may continue to explore one time sales opportunities such as IP phones or ADSL modems in the future. However, the Company plans to develop a marketing strategy for its own internally developed chips.

Gross Profit for the quarter was recorded at $2,438 (23%). Gross Profit on a percentage basis improved 15.4% as compared to the three months ending June 30, 2004, as ADSL modems have a higher gross margin than IP phones.

Total Operating Expenses increased from $493,069 to $776,989, or 57.6% increase from the corresponding prior year period. This increase was primarily due to the increase in General and administrative expenses, Management salaries, and Interest expense.

After expensing beneficial conversion cost of $139,261 (prior period: nil) and discount on warrants of $209,760 (prior period: nil), the net loss before income taxes went up to $1,123,522, as compared to $440,156 in the prior period.

The net loss before income tax increased by $683,388 as compared to the prior period. Loss per share, basic and diluted, was $(0.03) as compared to $(0.01) in the prior period.

Six Months Ending June 30, 2005
Revenue is recorded at $14,657 down from $1,032,322 for the corresponding prior year period. The decrease in revenue was due to a non-recurring order of IP phones in 2004. Revenues for the first two quarters of 2005 came from the sale of ADSL modems. The Company may continue to explore one time sales opportunities such as IP phones or ADSL modems in the future. However, the Company plans to develop a marketing strategy for its own internally developed chips.

Gross Profit for the first six months was recorded at $4,916 (33.5%). Gross Profit on a percentage basis improved 26.2% as compared to the six months ending June 30, 2004, as ADSL modems have a higher gross margin than IP phones.

Total Operating Expenses increased from $1,019,401 to $1,489,432, or 46% from the corresponding prior year period. This increase was primarily due to the increase in General and administrative expenses, non-recurring engineering charges, Management salaries, and Interest expense.

Net Loss Before Income Tax is recorded at $2,066,365 up from $796,860 for the corresponding prior year period. In addition to the operating expenses as above, the Net Loss before Income Tax in 2005 was negatively affected by Convertible term notes issue expense of $190,705, discount on warrants expense of $235,116 and beneficial conversion cost expense of $156,095. Further, there was no credit of research and development tax refund in this period as compared to a credit of $147,180 in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2005, net cash used in operating activities amounted to $1,314,908 as compared to $810,395 for the same period in the prior year. The increase in cash requirements for operating activities is primarily the result of increases in overhead expense, expenses on the issuance of convertible notes and operating activities during the period.

On March 21, 2005, the Company entered into a Securities Purchase Agreement, dated as of March 21, 2005, by and among the Company and Alpha Capital (“Alpha”), Platinum Partners Value Arbitrage Fund LP (“Platinum”), Nite Capital, Ltd. (“Nite") and Whalehaven Capital Fund Limited ("Whalehaven"). Alpha, Platinum, Nite and Whalehaven are collectively referred to as the "Purchasers". The Company authorized the sale to the Purchasers of Convertible Term Notes (the "Notes") in the aggregate principal amount of $1,200,000, with an over allotment option of $240,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company received a total of $1,275,000 and retained the over allotment amount of $75,000. These Notes are convertible into common stock of the Company at a final price of $0.3375 per share. In connection with the offering, the Company issued an aggregate of 8,300,000 warrants to purchase common stock at prices ranging from $0.3375 to $2.00 per share. Of the warrants, 1,777,778 are exercisable for a period of three years at $0.675 per share, 3,500,000 are exercisable for a period of three years at $2.00 per share, 1,777,778 are exercisable for a period of six months at $0.3375 per share, 888,888 are exercisable for a period of six months at $0.675 per share and 355,556 are exercisable for a period of three years at $0.54 per share. The proceeds of the offering will be used to fund acquisitions and for working capital.

During the three month period ended June 30, 2005, a total of $152,000 of the convertible term notes were converted into common stock by the note holders. The conversions were done at $0.3375 per common share which resulted in the issue of an additional 450,370 of common shares. An additional 2,512 common shares were also issued in lieu of accrued interest.

The Company has allocated the proceeds between the warrants and debenture without warrants based on their relative fair values. Paid in capital has been credited with the value of warrants in the amount of $766,270 and convertible term notes is shown in the Balance Sheet at $508,730. The value of the beneficial conversion feature calculated at $1,208,889 is restricted to the fair value of the convertible term notes of $508,730 as per EITF 98-5. This amount of $508,730 is credited to paid-in capital and charged to earnings as interest expense. The net proceeds of the financing will be utilized to meet general working capital.

We had issued promissory notes for $458,552 at an interest of 3% per month with principal and interest payable at December 31, 2004. The promissory note became due on December 31, 2004. The Company is currently negotiating a renewal agreement with the note holder. The new terms have not been finalized and agreed to by both sides.

At June 30, 2005, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS
None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:
Contractual obligations as of June 30, 2005 are as follows:

PAYMENTS DUE BY END OF PERIOD

Contractual Obligations	Total	Less than 1 year	After 1-3 years	3-5 years

Building leases	$613,218	$87,603	$525,615	--
Equipment leases	--	--	--	--
Convertible Term Note	$1,123,000	$632,616	$490,384	--
Promissory note	$490,013	$490,013	--	--
Total	$2,226,231	$1,210,232	$1,015,999	--

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2004, we issued an aggregate of 2,060,000 shares of our common stock. We issued 60,000 shares to Gersten Savage LLP, our corporate counsel, for services rendered and agreed to issue 1,000,000 such shares to each of SBI Brightline Consulting LLC and Westmoreland PFNC LLC for cash consideration aggregating $4,000,000. We have received $750,000 and promissory notes for the remaining $3,250,000, but the notes have not yet been paid; consequently, we will hold the certificates evidencing ownership of the 2,000,000 shares until we have received payment in full. We believe the above issuances were exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act.

On March 21, 2005, the Company entered into a Securities Purchase Agreement, dated as of March 21, 2005, by and among the Company and Alpha Capital (“Alpha”), Platinum Partners Value Arbitrage Fund LP (“Platimum”), Nite Capital, Ltd. (“Nite") and Whalehaven Capital Fund Limited ("Whalehaven"). Alpha, Platinum, Nite and Whalehaven are collectively referred to as the "Purchasers". The Company authorized the sale to the Purchasers of Convertible Term Notes (the "Notes") in the aggregate principal amount of $1,200,000, with an over allotment option of $240,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company received a total of $1,275,000 and retained the over allotment amount of $75,000. These Notes are convertible into common stock of the Company at a final price of $0.3375 per share. In connection with the offering, the Company issued an aggregate of 8,300,000 warrants to purchase common stock at prices ranging from $0.3375 to $2.00 per share. Of the warrants, 1,777,778 are exercisable for a period of three years at $0.675 per share, 3,500,000 are exercisable for a period of three years at $2.00 per share, 1,777,778 are exercisable for a period of six months at $0.3375 per share, 888,888 are exercisable for a period of six months at $0.675 per share and 355,556 are exercisable for a period of three years at $0.54 per share. The proceeds of the offering will be used to fund acquisitions and for working capital.

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

PERFISANS HOLDINGS, INC.

Date: August 15, 2005	By:	/s/ To-Hon Lam

To-Hon Lam Chief Executive Officer and Principal Accounting Officer