Form 10QSB
period 2005-09-30
PERFISANS HOLDINGS INC
filed 2005-11-22
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended September 30, 2005 or

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


             7828 KENNEDY ROAD, UNIT #201, MARKHAM, ONTARIO L3R 5P1
                    (Address of principal executive offices)

Registrants' telephone number, including area code: (905) 943-9996
                                                     -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes [ ] No [X]

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 18, 2005 there were 39,720,189 shares of common stock, par value $0.001 per share, outstanding.

                            PERFISANS HOLDINGS, INC.


PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.................................................

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations........................
Item 3. Controls and Procedures..............................................


PART II - OTHER INFORMATION


Item 1. Legal Proceedings....................................................

Item 2. Changes in Securities................................................

Item 3. Defaults Upon Senior Securities......................................

Item 4. Submission of Matters to a Vote of Security Holders..................

Item 5. Other Information....................................................

Item 6. Exhibits and Reports on Form 8-K.....................................


SIGNATURES...................................................................

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                            PERFISANS HOLDINGS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                                   (UNAUDITED)

                            PERFISANS HOLDINGS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2005

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                                   (UNAUDITED)



                                TABLE OF CONTENTS


Interim Consolidated Balance Sheets as of September 30, 2005
    and December 31, 2004                                                  1 - 2

Interim Consolidated Statements of Operations for the three months
    ended September 30, 2005 and 2004                                        3

Interim Consolidated Statements of Operations for the nine months
    ended September 30, 2005 and 2004                                        4

Interim Consolidated Statements of Cash Flows for the nine months
    ended September 30, 2005 and 2004                                        5

Interim Consolidated Statements of Changes in Stockholders'
(Deficiency) for the nine months ended September 30, 2005 and for the
year ended December 31, 2004                                                 6

Condensed Notes to Interim Consolidated Financial Statements                7-10

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                      September 30 December 31
                                                       2005                 2004

                                                       $                    $

                                     ASSETS

CURRENT ASSETS

   Cash and cash equivalents                         58,201               17,163
   Accounts receivable                               18,370               67,618
   Prepaid expenses and deposits                    114,571               32,137
                                                 ----------           ----------

                                                    191,142              116,918

PROPERTY, PLANT AND EQUIPMENT                       186,876              214,062

INTELLECTUAL PROPERTY                                     1                    1
                                                 ----------           ----------





                                                    378,019              330,981
                                                 ==========           ==========



        See condensed notes to interim consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

                                     Director
-------------------------------------

                                     Director
-------------------------------------

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                  September 30      December 31
                                                          2005             2004

                                                          $                $
                                  LIABILITIES

CURRENT LIABILITIES

   Accounts payable and accrued liabilities          1,426,860          958,189
   Current portion of long-term debt                        --           26,345
   Promissory note payable                             556,593          415,740
   Convertible term notes (note 4)                     411,874               --
                                                  ------------     ------------

                                                     2,395,327        1,400,274

LOAN FROM SHAREHOLDERS                                 459,159          377,743
                                                  ------------     ------------

                                                     2,854,486        1,778,017
                                                  ------------     ------------



                            STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK                                           42,159           38,105

COMMON STOCK SUBSCRIBED                              3,250,000        3,250,000

STOCK SUBSCRIPTIONS RECEIVABLE                      (3,250,000)      (3,250,000)

ADDITIONAL PAID - IN CAPITAL                        11,248,318        9,111,045

ACCUMULATED OTHER COMPREHENSIVE LOSS                  (230,068)        (201,433)

DEFICIT                                            (13,536,876)     (10,394,753)
                                                  ------------     ------------

                                                    (2,476,467)      (1,447,036)
                                                  ------------     ------------


                                                       378,019          330,981
                                                  ============     ============



         See condensed notes to interim consolidated financial statement

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                           2005            2004

                                                            $               $

REVENUE                                                   7,496           4,659

Cost and goods sold                                       5,493           4,176
                                                    -----------     -----------

GROSS PROFIT                                              2,003             483
                                                    -----------     -----------

OPERATING EXPENSES

  General and administration                            751,591         773,334
  Interest                                               46,212             354
  Management salaries                                   100,000         100,000
  Amortization                                           15,718          19,351
                                                    -----------     -----------

TOTAL OPERATING EXPENSES                                913,520         893,039
                                                    -----------     -----------

OPERATING LOSS                                         (911,517)       (892,556)

    Interest income and research and
       Development tax refund                           175,553         225,781
    Beneficial Conversion Cost expensed (note 4)       (135,369)             --
    Discount on warrants expensed (note 4)             (203,898)
                                                    -----------     -----------

NET LOSS BEFORE TAX                                  (1,075,231)       (666,775)

    Income tax                                               --              --
                                                    -----------     -----------
NET LOSS                                             (1,075,231)       (666,775)
                                                    ===========     ===========

Loss per share, basic and diluted                         (0.03)          (0.02)
                                                    ===========     ===========

Weighted average shares outstanding                  40,304,061      37,967,689
                                                    ===========     ===========



        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                          2005             2004

                                                           $                $

REVENUE                                                 22,153        1,036,981

Cost and goods sold                                     15,233          961,137
                                                   -----------      -----------

GROSS PROFIT                                             6,919           75,844
                                                   -----------      -----------

OPERATING EXPENSES

  General and administration                         1,932,626        1,660,990
  Interest                                             124,787            1,134
  Management salaries                                  300,000          200,000
  Amortization                                          45,539           50,316
                                                   -----------      -----------

TOTAL OPERATING EXPENSES                             2,402,952        1,912,440
                                                   -----------      -----------

OPERATING LOSS                                      (2,396,033)      (1,836,596)

    Interest income and research and
       development tax refund                          175,620          372,961
    Beneficial Conversion Cost expensed (note 4)      (291,464)              --
    Discount on warrants expensed (note 4)            (439,014)              --
    Convertible term notes issue expense              (190,705)              --
                                                   -----------      -----------

NET LOSS BEFORE INCOME TAX                          (3,141,596)      (1,463,635)

    Income tax                                             527               --
                                                   -----------      -----------

NET LOSS                                            (3,142,123)      (1,463,635)
                                                   ===========      ===========

Loss per share, basic and diluted                        (0.08)           (0.04)
                                                   ===========      ===========

Weighted average shares outstanding                 38,888,573       37,762,689
                                                   ===========      ===========



        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                           2005            2004

                                                            $               $
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                         (3,142,123)     (1,463,635)
    Items not requiring an outlay of cash:
       Amortization                                      45,539          50,316
       Beneficial conversion cost expensed (note 4)     291,464              --
       Discount on warrants expensed (note 4)           439,014              --
       Issue of shares in lieu of interest on term
          notes (note 4)                                    847              --
       Issue of shares for professional services
          (note 5)                                      540,000         120,000
       Management salaries contributed                       --         100,000
       Decrease (Increase) in accounts receivable        48,705        (139,285)
       Decrease (Increase) in prepaid expenses          (80,590)         32,371
       Increase in accounts payable and accrued
          liabilities                                   496,096         441,019
       Increase in inventory                                 --        (327,552)
                                                     ----------      ----------
NET CASH USED IN OPERATING ACTIVITES                 (1,361,048)     (1,186,766)
                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Repayment of bank loans                             (27,274)        (11,294)
    Proceeds from promissory note payable               126,209         250,000
    Repayment of loan from a shareholder                (30,000)             --
    Proceeds from loan from a shareholder                90,000          76,281
    Gross Proceeds from issue of convertible
       term notes (note 4)                            1,275,000              --
    Proceeds from exercise of stock options               6,875              --
    Proceeds from issuance of shares (net of
       share issue costs)                                    --         695,000
                                                     ----------      ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES       1,440,810       1,009,987
                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property, plant and equipment           (10,812)        (56,943)
                                                     ----------      ----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES             (10,812)        (56,943)
                                                     ----------      ----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES        (27,912)        (21,285)
                                                     ----------      ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS
    FOR THE PERIOD                                       41,038        (255,007)

    Cash and cash equivalents, beginning of period       17,163         484,848
                                                     ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 58,201         229,841
                                                     ==========      ==========



        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND FOR THE YEAR ENDED DECEMBER 31, 2004
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                          Common                                                                      Accumulated
                                           stock   Common       Common   Additional                         Other           other
                                       number of    Stock        stock      paid-in                 Comprehensive   comprehensive
                                          shares   amount   subscribed      capital       Deficit            loss            loss
                                      ----------   ------   ----------   ----------   -----------   -------------   -------------
                                                      $          $            $            $              $               $
                                      ----------   ------   ----------   ----------   -----------   -------------   -------------
Balance as of December 31, 2003       37,670,189   37,670           --    6,117,163    (5,864,549)             --         (94,459)

Issue of shares for cash                 375,000      375           --      694,625            --              --              --

Issue of shares for services              60,000       60           --      119,940            --              --              --

Capital stock subscribed                      --       --    3,250,000           --            --              --              --

Management salaries contributed               --       --           --      100,000            --              --              --

Stock-based compensation                      --       --           --    2,079,317            --              --              --

Foreign currency translation                  --       --           --           --            --        (106,974)       (106,974)

Net loss for the year                         --       --           --           --    (4,530,204)     (4,530,204)             --
                                      ----------   ------   ----------   ----------   -----------   -------------   -------------
Balance as of December 31, 2004       38,105,189   38,105    3,250,000    9,111,045   (10,394,753)     (4,637,178)       (201,433)
                                                                                                    -------------

Exercise of stock options                 27,500       28                     6,848

Issue of shares on conversion of
convertible notes                        450,370      450                   151,550

Issue of shares in lieu of
interest on convertible notes               2512        3                       845

Foreign currency translation                  --       --           --           --            --         (28,635)        (28,635)

Beneficial conversion for notes
(note 4)                                                                    508,730

Fair value of warrants issued
(note 4)                                                                    766,270

Issue of shares on conversion of
convertible notes                        873,261      873                   165,730

Issue of shares for professional
services                               2,700,000    2,700                   537,300

Net loss for the period                                                                (3,142,123)     (3,142,123)

Balance at September 30, 2005         42,158,832   42,159    3,250,000   11,248,318   (13,536,876)     (3,170,758)       (230,068)
                                      ==========   ======   ==========   ==========   ===========   =============   =============



        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

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

                The Company has completed the design of a single port gigabit network interface controller ENA1001 and released the product to the market. The company has also commenced meeting prospective customers with samples of this product in the third quarter of 2005.

                The Company has also completed the design of a single port gigabit network interface adapter card ENA5031 using our single port gigabit network interface controller ENA1001. This adapter serves two purposes. One is as the demonstration vehicle for the ENA1001 controller. We will also sell this single port gigabit network interface adapter card ENA5031 to the computer system integrators.

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

           In reaction to the market and current funding and resources situation, the Company is in the process of re-structuring. Since the Company's vendors and customers are in Asia, more focus has been put on the China and Taiwan operations. In July resources were reallocated from the Canadian operation to China; this move has resulted in lower operating costs. In responds to the re-structuring, the Company has moved to a smaller premises beginning November this year.

           The Company has also revised the product development plan accordingly. The Company products are focused on the network interface semiconductor integrated circuits. The design of following products will be finished and released upon receipt of additional funding:

           Dual Channel Gigabit network interface chip - Management plans to market this product to network card manufacturers who are marketing products geared toward the enterprise market.

           iSCSI storage chip - This product will be targeted for high performance and cost sensitive markets. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the enterprise market. The Company plans to release this product towards the end of 2006.

           The development of dual port PCI-Express products and RDMA products has been temporary slowed down according to the funding situation.

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

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

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

           During the three month period ended June 30, 2005 a total of $152,000 of the convertible term notes were converted into common stock by the note holders. The conversions were done @$0.3375 per common share which resulted in the issue of an additional 450,370 of common shares. An additional 2,512 common shares were also issued in lieu of accrued interest.

           During the three month period ended September 30, 2005 a total of $166,604 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.159 to $0.245 per common share which resulted in the issue of an additional 873,261 of common shares.

           For  the  nine  months  ended   September  30,  2005  the  beneficial
           conversion cost and the discount on warrants have been expensed in the amount of $291,464 and $439,014 respectively.

           As of September 30, 2005, the Convertible notes are reflected in the Balance Sheet as under:

           Convertible debt                                          $1,275,000

           Less: Converted into common shares                       ($  318,604)

           Less: Unamortized beneficial conversion cost             ($  217,266)

           Less: Unamortized discount on warrants                   ($  327,256)
                                                                     ----------

           As per Balance Sheet                                      $  411,874
                                                                     ==========

       5.  ISSUE OF SHARES

           During the three month period ended September 30, 2005 the company issued 2,700,000 common shares to various consultants for professional services rendered. These shares were issued @ $0.20 per common share.

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

       6.  PROMISSORY NOTE PAYABLE

           Promissory note in the amount of $458,552 bears interest at 3% per month, with principal and interest payable at December 31, 2004. The promissory note became due on December 31, 2004. The Company is currently negotiating a renewal agreement with the note holder. The new terms have not been finalized and agreed to by both sides.

       7.  SUBSEQUENT EVENTS

           On October 17th, 2005, the company converted an additional $59,462 of convertible term notes into common stock. The conversions were done at $0.136 per common share which resulted in the issue of an additional 435,855 of common shares.

       8.  RELATED PARTY TRANSACTION

           Included in cost of sales are purchases of $ Nil ($143,200 in 2004) from a shareholder of the Company. The balance payable to this related party with respect to these purchases as of September 30, 2005 is $NIL (December 31, 2004 Nil).

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

We have completed the design of a single port gigabit network interface controller ENA1001 and released the product to the market. The company has also commenced meeting prospective customers with samples of this product in the third quarter of 2005.

We have also completed the design of a single port gigabit network interface adapter card ENA5031 using our single port gigabit network interface controller ENA1001. This adapter serves two purposes. One is as the demonstration vehicle for the ENA1001 controller. We will also sell this single port gigabit network interface adapter card ENA5031 to the computer system integrators.

In reaction to the market and current funding and resources situation, the Company is in the process of re-structuring. Since our vendors and customers are in Asia, more focus has been put on the China and Taiwan operations. In July resources were reallocated from the Canadian operation to China; this move has resulted in lower operating costs. In responds to the re-structuring, the Company has moved to a smaller premises beginning November this year.

We have also revised the product development plan accordingly. The Company products are focused on the network interface semiconductor integrated circuits. The design of following products will be finished and released upon receipt of additional funding:

Dual Channel Gigabit network interface chip - Management plans to market this product to network card manufacturers who are marketing products geared toward the enterprise market.

iSCSI storage chip - This product will be targeted for high performance and cost sensitive markets. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the enterprise market. The Company plans to release this product towards the end of 2006.

The development of dual port PCI-Express products and RDMA products has been temporary slowed down according to the funding situation.

For the next twelve months, the engineering team will be concentrating on the support and further development of the single port gigabit network interface controller.

Along with Canada, Taiwan and China are key regions for us to penetrate to implement our plan of operation. Manufacturers Agents (known as "reps") and Distributors (known as "distis") will be contracted to market and sell Perfisans' chips. A disti buys, resells and maintains local inventories of the computer chips that the Company will provide. The disti is responsible for the costs of selling to customers, accounts receivables, collections and the maintenance of local inventories, that otherwise would fall on Perfisans. A rep earns commissions on the sales of Perfisans' chips. A rep is a separate, arms length company that negates or minimizes the need for Perfisans to staff its own field sales force, thereby minimizing Perfisans' cost of sales. In some cases the rep and disti will be one and the same company capable of acting in either rep or disti mode according to local market needs. In rep mode, the rep earns commissions on sales of our chips. In disti mode, the disti buys and resells our chips and maintains local inventories. The current industry trend is for reps and distis to be combined in one company.

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

Despite having limited revenue since inception, we believe that our management has developed a business plan that, if successfully implemented, could substantially improve the Company's operational results and financial conditions. The adequacy of cash resources over the next twelve months is primarily dependent on its operating results and the ability to obtain proceeds from the sales of securities. The projected cash requirement for the next twelve months will be $10 million.

We have an agreement with SBI and Westmoreland for a $4 million funding. Seven hundred and fifty thousand dollars has been received by the company from SBI and Westmoreland. SBI and Westmoreland have signed promissory notes on the balance that has not yet been received. The Company believes that the possibility of getting the remaining fund is low. The Company is planning to write off the amount if funds are not received in the near future.

We have executed convertible debenture agreements totaling $1.2 million as at March 21, 2005. Details of the agreement can be obtained through the recent 8K filing with SEC. We will have to secure the anticipated requisite remainder of funding through other means, such as sales of additional securities or other financing initiatives. We started to re-pay each month the principle of these convertible notes from August 17, 2005. The payments are done by issuing stocks.

We plan to increase the total number of employees in Taiwan and China. The addition will be in engineering, sales and marketing.

RESULTS OF OPERATION FOR PERFISANS HOLDINGS, INC.

3 Months Ending September 30, 2005
----------------------------------

Revenues were recorded at $7,496 up from $4,659 for the 3 month period ending September 30, 2004. The increase in revenue was due to the increase in selling of ADSL modems. The Company may continue to explore one time sales opportunities such as IP phones or ADSL modems in the future. However the plan of the company is to develop a marketing strategy for its own internally developed chips.

Gross Profit for the quarter was recorded at $2,003 (27%). Gross Profit on a percentage basis improved 17% as compared to the 3 months ending September 30, 2004 as ADSL modems have a higher gross margin than IP phones.

Total Operating Expenses increased to $913,520, up from $893,039 of the corresponding prior year period. This increase was primarily due to the decrease in Interest expenses.

After expensing beneficial conversion cost of $135,369 (prior period: nil) and discount on warrants of $203,898 (prior period: nil), the net loss before income taxes went up to $1,075,231 as compared to $666,775 in the prior period.

The net loss before income tax increased by $408,456 as compared to the prior period. Loss per share, basic and diluted was $(0.03) as compared to $(0.02) in the prior period.

9 Months Ending September 30, 2005
----------------------------------

Revenue is recorded at $22,153 down from $1,036,981 for the corresponding prior year period. The decrease in revenue was due to a non-recurring order of IP phones in 2004. Revenues for the three quarters 2005 came from the sale of ADSL modems. The Company may continue to explore one time sales opportunities such as IP phones or ADSL modems in the future. However the plan of the company is to develop a marketing strategy for its own internally developed chips.

Gross Profit for the first nine months was recorded at $6,919 (31.2%). Gross Profit on a percentage basis improved 23.9% as compared to the 9 months ending September 30, 2004 as ADSL modems have a higher gross margin than IP phones.

Total Operating Expenses increased from $1,912,440 to $2,402,952 from the corresponding prior year period. This increase was primarily due to the increase in General and administrative expenses, Management salaries, and Interest expense.

Net Loss before Income Tax is recorded at $3,141,596 up from $1,463,635 for the corresponding prior year period. In addition to the operating expenses as above, the Net Loss before Income Tax in 2005 was negatively affected by Convertible term notes issue expense of $190,705, discount on warrants expense of $439,014 and beneficial conversion cost expense of $291,464.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2005, net cash used in operating activities amounted to $1,361,048 as compared to $1,186,766 for the same period in the prior year. The increase in cash requirements for operating activities is primarily the result of increases in overhead expense, expenses on issue of convertible notes and operating activities during the period.

On March 21, 2005, the Company entered into a Securities Purchase Agreement, dated as of March 21, 2005, by and among the Company and Alpha Capital ("Alpha"), Platinum Partners Value Arbitrage Fund LP ("Platinum"), Nite Capital, Ltd. ("Nite") and Whalehaum Capital Fund Limited ("Whalehaum"). Alpha, Platinum, Nite and Whalehaum are collectively referred to as the "Purchasers". The Company authorized the sale to the Purchasers of Convertible Term Notes (the "Notes") in the aggregate principal amount of $1,200,000, with an over allotment option of $240,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company received a total of $1,275,000 and retained the over allotment amount of $75,000. These Notes are convertible into common stock of the Company at a final price of $0.3375 per share. In connection with the offering, the Company issued an aggregate of 8,300,000 warrants to purchase common stock at prices ranging from $0.3375 to $2.00 per share. Of the warrants, 1,777,778 are exercisable for a period of three years at $0.675 per share, 3,500,000 are exercisable for a period of three years at $2.00 per share, 1,777,778 are exercisable for a period of six months at $0.3375 per share, 888,888 are exercisable for a period of six months at $0.675 per share and 355,556 are exercisable for a period of three years at $0.54 per share. The proceeds of the offering will be used to fund acquisitions and for working capital.

The company has allocated the proceeds between the warrants and debenture without warrants based on their relative fair values. Paid in capital has been credited with the value of warrants in the amount of $766,270 and convertible term notes is allocated an amount of $508,730. The value of the beneficial conversion feature calculated at $1,208,889 is restricted to the fair value of the convertible term notes of $508,730 as per EITF 98-5. The net proceeds of this financing are to meet general working capital.

During the three month period ended June 30, 2005 a total of $152,000 of the convertible term notes were converted into common stock by the note holders. The conversions were done @$0.3375 per common share which resulted in the issue of an additional 450,370 of common shares. An additional 2,512 common shares were also issued in lieu of accrued interest. During the three month period ended September 30, 2005 and commencing August 17, 2005, we started to re-pay each month the principle of these convertible notes . The payments are done by issuing stocks. A total of $166,604 of the convertible term notes was converted into common stock resulting in an issue of an additional 873,261 of common shares.

During the three month period ended September 30, 2005 the company issued 2,700,000 common shares to various consultants for professional services like Investor relations including promotion of the company to their clients and associates. These shares were issued @$0.20 per common share. The issue of 2,700,000 was recorded as an expense, resulting in an increase of the general and administrative expense by $540,000.

We had issued promissory notes for $458,552 at an interest of 3% per month with principal and interest payable at December 31, 2004. The promissory note became due on December 31, 2004. The Company is currently negotiating a renewal agreement with the note holder. The new terms have not been finalized and agreed to by both sides.

At September 30, 2005, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

Contractual obligations as of September 30, 2005 are as follows:

PAYMENTS DUE BY END OF PERIOD

--------------------------------------------------------------------------------
                                              LESS THAN       AFTER
CONTRACTUAL OBLIGATIONS          TOTAL         1 YEAR       1-3 YEARS  3-5 YEARS
--------------------------------------------------------------------------------
BUILDING LEASES               $  260,600     $   51,500     $147,600     $61,500
--------------------------------------------------------------------------------
EQUIPMENT LEASES                      --             --           --          --
--------------------------------------------------------------------------------
CONVERTIBLE TERM NOTE         $  956,396     $  956,396                       --
--------------------------------------------------------------------------------
PROMISSORY NOTE               $  556,593     $  556,593           --          --
--------------------------------------------------------------------------------
     TOTAL                    $1,773,589     $1,564,489     $147,600     $61,500
--------------------------------------------------------------------------------

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 13, 2005, the Company held its Annual Meeting at its corporate headquarters. It was noted that there were present in person or by proxy at the meeting, shareholders shown to be the holders of 24,652,189 shares out of a total of 39,720,189 shares of the Company's common stock (the "SHARES") issued and outstanding and entitled to vote at the Meeting and that a quorum for the transaction of business was present at the Meeting.

The first order of business was the approval of the election of To-Hon Lam, Bok Wong and Eric Wang as members of the Company's board of directors, to serve until the 2005 annual meeting of shareholders. To-Hon Lam, Bok Wong and Eric Wang were each nominated and the nomination was seconded.

A vote by ballot was taken to elect To-Hon Lam, Bok Wong and Eric Wang as members of the Board of Directors of the Corporation. The report of the Inspector of Election was as follows:

To-Hon Lam          24,652,009   Shares In Favor         1,667 Shares Withheld
                    ----------                           -----
Bok Wong            24,652,009 Shares In Favor           1,667 Shares Withheld
                    ----------                           -----
Eric Wang           24,652,009 Shares In Favor           1,667 Shares Withheld
                    ----------                           -----

To-Hon Lam, Bok Wong and Eric Wang were each elected as Directors and shall serve until their respective successors have been duly elected and qualified.

The second order of business to come before the meeting was the approval of the Amendment to the Certificate of Incorporation providing for the increase in the Company's capital stock to 155,000,000 shares, consisting of 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. A motion was made and seconded.

The Inspector of Election gave the following report in favor of and against the resolution:

             FOR                       AGAINST           ABSTAIN
          24,652,009                    167               1,667

The resolution to amend the Company's Certificate of Incorporation was approved.

The third order of business to come before the meeting was the approval of the appointment of Schwartz Levitsky Feldman LLP as the Corporation's independent certified public accountants for the ensuing year. A motion was made and seconded.

The Inspector of Election gave the following report in favor of and against the resolution:

             FOR                       AGAINST           ABSTAIN
          24,652,009                      0                0


The resolution to appoint Schwartz Levitsky Feldman LLP as the Corporation's independent certified public accountants for the ensuing year was approved.

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

                            PERFISANS HOLDINGS, INC.


November 22, 2005           By: /s/ To-Hon Lam
                                ---------------
                                To-Hon Lam
                                Chief Executive Officer and
                                Principal Accounting Officer