Form 10KSB
period 2005-12-31
PERFISANS HOLDINGS INC
filed 2006-04-19
CIK 1049861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  -------------

(Mark One)

[X] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2005.

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
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X       No
                                              --      --
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. Yes      No X
                                   --      --
         The issuer's net sales for the most recent fiscal year were $17,242

         The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on April 16, 2006 was approximately $8,100,000

          As of April 16, 2006 there were 44,030,740 shares of common stock, par value $0.001 per share, outstanding.

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I ...............................................................        1

         Item 1. Business  ...........................................        1

         Item 2.  Properties .........................................        11

         Item 3.  Legal Proceedings ..................................        11

         Item 4.  Submission of Matters to a Vote of Security Holders         11


PART II ..............................................................        13


         Item 5.  Market for Registrant's  Common Stock and Related
                  Stockholder Matters ................................        13

         Item 6.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................        15

         Item 7.  Financial Statements ...........................  F-1 to F-24

         Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure..............        21

         Item 8A. Controls and Procedures ............................        21


PART III .............................................................        22


         Item 9.  Directors and Executive Officers of the Registrant .        22

         Item 10. Executive Compensation .............................        25

         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters .........        27

         Item 12. Certain Relationships and Related Transactions .....        28

         Item 13. Exhibits and Reports on Form 8-K ...................        28

         Item 14. Principal Accountant Fees and Services .............        29

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

We own 100% of the capital stock of Perfisans Networks Corporation, through which all of our operations are conducted. Perfisans is a technology company focused on the development of cost effective, high performance network processing and storage chips. Perfisans is now in the process of going through the testing and quality assurance of the chips manufactured. Perfisans has also started the marketing of the chips. As of the date hereof, Perfisans has not made any sales of its computer chips.


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

We are in the process of registering a US patent on our SNA technology, and intend to market our technology to the niche market created through the rapid expansion of networking standards to Gigabit Ethernet technology. We believe that our relationships with various OEM groups and non-competing chipmakers in the Far East will assist us in marketing our technology.

INDUSTRY OVERVIEW

          o Our Management estimates that the Gigabit Ethernet market has been projected to be a multi-billion dollar market, by the industry.

          o We believe that success in the semiconductor industry goes to the company which succeeds in being the first to market. Prime examples are ATI Technologies in the graphic chips market and Genesis Microchip in the flat panel display market. Our first product is presently under initial production (pilot) testing and Management anticipates shipping the product in the 2nd quarter of 2006.

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

We have completed the design of a single port gigabit network interface controller ENA1001 and released the product to the market. The company has also commenced meeting prospective customers with samples of this product.

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

2.   Product 2 - Dual Channel Gigabit network interface chip - ENA1002:
This low cost, single chip Gigabit network interface chip with TOE will be targeted to replace existing 10/100 Mbit products. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the consumer market. This product is scheduled for release by the end of the 3rd quarter of 2006.

3.   Product 3 - iSCSI Protocol Accelerator Chip - iTA1001:
There is a growing movement toward the use of Internet Protocol (IP) for Storage Area Networks (SAN) as it addresses several challenges faced by companies operating SANs over Fibre Channel, including the issue of distance limitations. Management believes that the primary factor in the increasing demand for IP-SANs is that most enterprise customers, particularly SOHO and consumers, do not have the in-house expertise in Fibre Channel to construct, deploy, and maintain an FC-SAN. With IP in common use in corporate communications networks and interconnected systems, Management believes that the talent to operate an IP-SAN is either already on-site or easily accessible.

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


EMPLOYEES

As of March 31, 2006, we had altogether 5 full-time employees and 10 contractors in Canada, US, Taiwan and China.


DESCRIPTION OF PROPERTY

Our headquarters are located at 7828 Kennedy Road, Suite 201, Markham, Ontario, L3R 5P1, in 3,200 square feet of office space leased from an unrelated party. Current rentals are $4,150 per month and the lease expires in December 2008.


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

No matter was submitted to our shareholders during the fourth quarter of 2005

                                     PART II

ITEM 5. MARKET FOR OUR COMMON STOCK

Our shares of common stock are quoted on the NASD's OTC Bulletin Board under the symbol "PFNH" Listed below are the high and low sale prices for the shares of our common stock during the fiscal years ended December 31, 2004 and 2005 and through March 31, 2006, as adjusted to reflect the reverse split of our shares of common stock effectuated on December 3, 2003. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

                                  Common Stock
                                  ------------

                                                  High                Low
                                                  ----                ---
Fiscal 2004
-----------
First Quarter                                    $1.95               $1.05
Second Quarter                                    2.20                1.80
Third Quarter                                     2.44                0.94
Fourth Quarter                                    1.49                0.40

Fiscal 2005
-----------
First Quarter                                    $0.60               $0.27
Second Quarter                                    0.48                0.22
Third Quarter                                     0.39                0.15
Fourth Quarter                                    0.20                0.05

Fiscal 2006
-----------
First Quarter (through March 31, 2006)           $0.29               $0.07

On March 31, 2006, there were approximately 300 holders of record of our 44,030,740 shares of common stock issued and outstanding.

On March 31, 2006, the last sale price of the shares of our common stock as reported on the OTC Bulletin Board was $0.26.

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

RECENT SALES of UNREGISTERED SECURITIES

There were no issuances of unregistered Securities


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY PLANS

On February 12, 2004, our board of directors adopted our 2004 Stock Option Plan (the "Option Plan"). The Option Plan provides for the grant of incentive and non-qualified stock options to selected employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The Option Plan authorizes the grant of options for 10,000,000 shares of our common stock.

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

We have completed the design of a single port gigabit network interface controller ENA1001 and released the product to the market. The company has also commenced meeting prospective customers with samples of this product.

We have also completed the design of a single port gigabit network interface adapter card ENA5031 using our single port gigabit network interface controller ENA1001. This adapter serves two purposes. One is as the demonstration vehicle for the ENA1001 controller. We will also sell this single port gigabit network interface adapter card ENA5031 to the computer system integrators.

In reaction to the market and current funding and resources situation, the Company is in the process of re-structuring. Since our vendors and customers are in Asia, more focus has been put on the China and Taiwan operations. In July 2005, resources were reallocated from the Canadian operation to China and Taiwan; this move has resulted in lower operating costs. In responds to the re-structuring, the Company has moved to a smaller premises beginning November this year.

We have also revised the product development plan accordingly. The Company products are focused on the network interface semiconductor integrated circuits. The design of following products will be finished and released upon receipt of additional funding:

Dual Channel Gigabit network interface chip - Management plans to market this product to network card manufacturers who are marketing products geared toward the enterprise market. This product is planned to be released towards the end of 2006.

iSCSI storage chip - This product will be targeted for high performance and cost sensitive markets. Management plans to market this product primarily to network card manufacturers who are marketing products geared toward the enterprise market. The Company plans to release this product beginning of 2007.

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

Despite having limited revenue since inception, we believe that our management has developed a business plan that, if successfully implemented, could substantially improve the Company's operational results and financial conditions. The adequacy of cash resources over the next twelve months is primarily dependent on its operating results and the ability to obtain proceeds from the sales of securities. The projected cash requirement for the next twelve months will be $5 million.

We have an agreement with SBI and Westmoreland for a $4 million funding. Seven hundred and fifty thousand dollars has been received by the company from SBI and Westmoreland. SBI and Westmoreland have signed promissory notes on the balance that has not yet been received. The Company believes that the possibility of getting the remaining funds is low. The Company is planning to write off the amount if funds are not received in the near future.

We have executed convertible debenture agreements totaling $1.2 million as at March 21, 2005. Details of the agreement can be obtained through the 8K filing with SEC on March 23, 2005. We will have to secure the anticipated requisite remainder of funding through other means, such as sales of additional securities or other financing initiatives. We started to re-pay each month the principle of these convertible notes from August 17, 2005. The payments are done by issuing stocks.

We plan to hire full time employees in Taiwan and China. We have contractors and consultants working for the company in Taiwan and China as of to date. The addition will be in engineering, sales and marketing.

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

We have reported total revenue of $17,242 (prior year $1,095,526) with a gross loss of $74,304 (prior year gross profit $61,803) for the year ended December 31, 2005. The loss includes $73,805 specific charge for inventory write-off relating to inventory acquired during the last quarter of 2005 (Prior year:
Nil).

Total operating expenses decreased for the twelve-month period ending December 31, 2005, from $5,072,706 to $2,816,693 or 44% from the corresponding prior year period. This decrease was primarily due to the decrease in stock based compensation and the relocation of the operation to Asia during the period.

General and Administration fees decreased for the twelve-month period ending December 31, 2005, from $2,575,435 to $2,159,155 or 16% from the corresponding prior year period, primarily as a result of the decrease in operations.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had an accumulated deficit of $14,217,656. For the year ended December 31, 2005, net cash used in operating activities amounted to $1,420,447, as compared to $1,584,303 for the year ended December 31, 2004. The increase in cash requirements for operating activities is primarily the result of increase in overhead expense and operating activities including SEC filings, auditing and legal services during the period.

Since inception, we have relied principally on proceeds from the sale of securities to fund our activities. During the year ended December 31, 2005, we used $1,420,447 in cash for operating activities and $4,888 for investing activities which was provided by $1,515,673 from financing activities, resulting in a $29,578 increase in cash during the period.

In March 2004, we borrowed $250,000 from an unaffiliated lender. The loan bears interest at 2% per month and is payable on July 3, 2004 or upon our receipt of at least $4,000,000 of proceeds from the sale of stock. In October 30, 2004 we increased the borrowed amount from the same lender to $392,208 which bears an interest at 3% per month. The total amount of the loan with principle and interest was $595,063 as at December 31, 2005. Management is working on the new terms. The new terms have not been finalized and agreed to by both sides.

We are now in the process of extending the loan period. We intend to repay such loans out of proceeds from future additional funding raised by sale of stock.

We currently have a balance of $358,704.80 to General Resources Company on such loans. We intend to repay such loans out of proceeds from future additional funding raised by sale of stock.

During the second quarter of 2005, we received an additional loan of

$70,000 from a shareholder, General Resources Company, at an interest of 3% per month. The repayment date has not yet been formalized.

There was a shareholder loan of $90,000 we received during the year of 2005.

At December 31, 2005, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.


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

OFF-BALANCE SHEET ARRANGEMENTS
None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:
Contractual obligations as of December 31, 2005 are as follows:

PAYMENTS DUE BY END OF PERIOD

--------------------------------------------------------------------------------
CONTRACTUAL                TOTAL          LESS THAN 1       AFTER 1-3      3-5
OBLIGATIONS                                  YEAR             YEARS       YEARS
--------------------------------------------------------------------------------
BUILDING LEASES             $116,820          $38,940         $77,880        $0
--------------------------------------------------------------------------------
EQUIPMENT LEASES                  --               --              --        --
--------------------------------------------------------------------------------
CONVERTIBLE TERM NOTE       $837,473         $837,473              --        --
--------------------------------------------------------------------------------
PROMISSORY NOTE             $595,063         $595,063              --        --
--------------------------------------------------------------------------------
TOTAL                     $1,549,356       $1,471,476         $77,880        $0
--------------------------------------------------------------------------------

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

[INSERT UPDATED FINANCIAL STATEMENTS FOR FYE 12/31/2005]

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Our officers and directors, and further information concerning them, are as follows:



NAME           AGE      POSITION
To-Hon Lam      46      CEO, President, Principle Accounting Officer & Chairman
Bok Wong        43      VP of Operations, Business Development & Director
Eric Wang       40      Director


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

BOK WONG. Bok Wong co-founded Perfisans Networks in February 2001 and has acted as its Vice President of Operations and Business since inception. Previously he co-founded Intervis Corporation, a System On Chip design consulting company. Intervis is a multi million dollar company, which designed complex network ASICchips and network processors for companies such as 3COM, Nortel, and Cabletron. He was the principal consultant of Intervis from 1998 to 2000 and Trebia Director of ASIC Technology from 2000 to February 2001. Mr. Wong has also worked with ATI Technologies, Genesis Microchip, and Philips in Hong Kong.

Eric Wang. A 12-year veteran of General Resources, Eric serving as Vice President & CFO of General Resources. In this position he had overall responsibility for Financial Controls & Planning. Prior to that he was the deputy manager of Shang-Ching United C.P.A. Firm

Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under the securities laws of the United States, our directors, our executive (and certain other) officers, and any persons holding ten percent or more of our shares of common stock must report on their ownership of our shares of common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2005, based solely on a review of filings made with the SEC, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, certain information concerning the compensation of our Chief Executive Officer and each other most highly compensated executive officers of our company whose aggregate compensation exceeded $100,000 during the years ended December 31, 2005, 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE

                                                                                   SECURITIES
NAME AND                                                                           UNDERLYING
PRINCIPAL                                                         OTHER ANNUAL     OPTIONS           LTIP          ALL OTHER
POSITION                   YEAR          SALARY        BONUS      COMPENSATION     /SARS (#)         PAYOUTS       COMPENSATION
--------                   ----          ------        ----       ------------     ---------         -------       -------------
TO-HON LAM                 2005          200,000         0              0               0                0              0
Chairman,                  2004          100,000         0              0               0                0              0
President                  2003                0         0              0               0                0              0
and  CEO                   2002                0         0              0               0                0              0

BOK WONG                   2005          200,000         0              0               0                0              0
Vice President             2004          100,000         0              0               0                0              0
of Operations              2003                0         0              0               0                0              0
& Business                 2002                0         0              0               0                0              0
Development

OPTION GRANTS IN LAST FISCAL YEAR

                                                       % OF
                                                       TOTAL
NAME AND PRINCIPAL                   # OF OPTIONS      OPTIONS          EXERCISE       EXPRIATION
POSITION                             GRANTED           GRANTED          PRICE          DATE
------------------                   ------------      -------          --------       ----------
TO-HON LAM                            1,000,000         27.77            0.20          07/02/2015
Chairman, President and
CEO

BOK WONG                              1,000,000         27.77            0.20          07/02/2015
Vice President of
Operations & Business
Development


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR [update]


                                  SHARES ACQUIRED  ON        VALUE         # OF SHARES UNDERLYING
NAME AND PRINCIPAL POSITION       EXERCISE                   REALIZED      OPTIONS AT YEAR END
---------------------------       --------------------       --------      -----------------------
TO-HON LAM                                                                   2,450,000
Chairman, President and CEO

BOK WONG                                                                     2,000,000
Vice President of Operations &
Business Development


STOCK OPTIONS

Pursuant to the acquisition agreement whereby we acquired all of the capital stock of Perfisans Networks Corporation, all existing options and/or warrants to purchase capital stock of Perfisans Networks Corporation were converted to options and/or warrants to purchase our common stock. Accordingly, we issued employees of Perfisans Networks Corporation an aggregate of 7,600,000 options. Our executive officers and directors received an aggregate of 4,750,000 of such options. Our chief executive officer, To-Hon Lam received 2,450,000 of such options and our Vice President of Operations and Business Development received 2,300,000 of such options. 27,500 of options have been exercised as at December 31, 2005.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 31, 2006, our authorized capitalization consisted of 150,000,000 shares of common stock, par value $.001 per share. As of March 31, 2006, there were 44,782,699 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the shareholder.

The following table sets forth, as of March 31, 2006, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.


                                  NUMBER OF SHARES        PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER (1)      BENEFICIALLY OWNED(2)   BENEFICIALLY OWNED (3)
---------------------             --------------------    ----------------------
To-Hon Lam                        7,000,000               15.63%
Bok Wong                          7,000,000               15.63%
General Resources Co.             5,000,000               11.17%

(1) Unless otherwise indicated, the address of each person listed below is c/o Perfisans Holdings, Inc., at 7828 Kennedy Road, Suite 201, Markham, Ontario L3R 5P1.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently have a balance of $358,704.80 to General Resources Company, a company whose chairman is Chris Chen, on such loans which we intend to repay such loans out of proceeds from future additional funding raised by sale of stock.

During the second quarter of 2005, we received an additional loan of $70,000 from a shareholder, General Resources Company, at an interest of 3% per month. The repayment date has not yet been formalized.

There was a director loan of $90,000 we received during the year of 2005.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to our company by our principal accountant Schewartz Levitsky Feldman llp for the fiscal year ended December 31, 2004 and December 31, 2005 are as follows:


                       2005                           2004

Audit-Related Fees     $5,000 - 10QSB 3/31/05         $3750 - 10QSB 3/31/04
                       $4,000 - 10QSB 6/30/05         $2500 - 10QSB 6/30/04
                       $4,700 - 10QSB 9/30/05         $3333 - 10QSB 9/30/04
                                                      $32,000 - 10KSB 12/31/04
                                                      $2,000 - 10KSB/A 12/31/04

All Other Fees                    $1,500              $13,500
         Total                    $15,200             $57,083

We do not have an audit committee. Since our management recently changed as a result of the acquisition of Perfisans Networks, we were not able to identify and appoint a suitable nominee in time for this annual report. Our management is currently diligently pursuing such a candidate and will appoint an audit committee promptly.

                            PERFISANS HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2005 AND 2004

      TOGETHER WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                        (AMOUNTS EXPRESSED IN US DOLLARS)




                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm                        1

Consolidated Balance Sheets as of December 31, 2005 and 2004               2 - 3

Consolidated Statements of Operation for the years ended
     December 31, 2005 and 2004                                                4

Consolidated Statements of Cash Flows for the years ended
     December 31, 2005 and 2004                                            5 - 6

Consolidated Statements of Changes in Stockholders' Deficiency
     for the years ended December 31, 2005 and 2004                            7

Notes to Consolidated Financial Statements                                8 - 27

SCHWARTZ LEVITSKY FELDMAN LLP
CHARTERED ACCOUNTANTS
TORONTO, MONTREAL, OTTAWA







             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Perfisans Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Perfisans Holdings, Inc. as at December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders' deficiency for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfisans Holdings, Inc. as at December 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended December 31, 2005 and 2004 in accordance with generally accepted accounting principles in the United States of America.

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


                                                 "SCHWARTZ LEVITSKY FELDMAN LLP"

Toronto, Ontario, Canada
April 12, 2006                                             Chartered Accountants





       |
       |   1167 Caledonia Road
       |   Toronto, Ontario M6A 2X1
       |   Tel:  416 785 5353
       |   Fax:  416 785 5663
       |
       |

PERFISANS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                             2005         2004

                                                              $            $

                                     ASSETS
CURRENT ASSETS

    Cash and cash equivalents                               46,741        17,163
    Accounts receivable (note 7)                            81,111        67,618
    Prepaid expenses and deposits                            1,157        32,137
                                                           -------       -------

                                                           129,009       116,918

PROPERTY, PLANT AND EQUIPMENT (note 8)                     137,289       214,062

INTELLECTUAL PROPERTY (note 9)                                   1             1
                                                           -------       -------



                                                           266,299       330,981
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


       APPROVED ON BEHALF OF THE BOARD

                                     Director
-------------------------------------

                                     Director
-------------------------------------

PERFISANS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                            2005          2004

                                                             $             $

                                   LIABILITIES
CURRENT LIABILITIES

    Accounts payable and accrued liabilities (note 11)   1,791,814       958,189
    Current portion of long-term debt (note 12)                 --        26,345
    Promissory note payable (note 21)                      595,063       415,740
    Convertible term notes (note 15)                       551,304            --
    Loan from shareholders (note 13)                       458,563       377,743
                                                       -----------  -----------

                                                         3,396,744     1,778,017
                                                       -----------  -----------



COMMITMENTS AND CONTINGENCIES (notes 17 and 18)

                            STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK (note 14)                                     43,305       38,105
COMMON STOCK SUBSCRIBED                                  3,250,000    3,250,000
STOCK SUBSCRIPTIONS RECEIVABLE                          (3,250,000)  (3,250,000)
ADDITIONAL PAID-IN CAPITAL                              11,376,095    9,111,045
ACCUMULATED OTHER COMPREHENSIVE LOSS                      (332,189)    (201,433)

ACCUMULATED DEFICIT                                    (14,217,656) (10,394,753)
                                                       -----------  -----------

                                                        (3,130,445)  (1,447,036)
                                                       -----------  -----------

                                                           266,299      330,981
                                                       ===========  ===========




                   The accompanying notes are an integral part of these consolidated financial statements.

PERFISANS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                          2005          2004

                                                            $             $


REVENUE                                                    17,242     1,095,526

  Cost of goods sold (Note 4)                              91,546     1,033,723
                                                      -----------   -----------

GROSS PROFIT (LOSS)                                       (74,304)       61,803
                                                      -----------   -----------

OPERATING EXPENSES

  Stock-based compensation                                     --     2,079,317
  General and administration                            2,159,155     2,575,435
  Interest                                                172,068        47,450
  Management salaries                                     400,000       300,000
  Amortization                                             85,470        70,504
                                                      -----------   -----------

TOTAL OPERATING EXPENSES                                2,816,693     5,072,706
                                                      -----------   -----------

OPERATING LOSS                                         (2,890,997)   (5,010,903)
    Interest income, research and
    development tax credit and other income (note 6)      250,441       480,699
    Beneficial conversion cost expensed (note 15)        (394,548)           --
    Discount on warrants expensed (note 15)              (594,283)           --
    Convertible term notes issue expense                 (193,000)           --
                                                      -----------   -----------

NET LOSS BEFORE TAX                                    (3,822,387)   (4,530,204)
    Income tax                                                516            --
                                                      -----------   -----------

NET LOSS                                               (3,822,903)   (4,530,204)
                                                      -----------   -----------

Loss per share, basic and diluted                           (0.10)        (0.12)
                                                      ===========   ===========

Weighted average shares outstanding                    39,878,718    37,883,194
                                                      ===========   ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

PERFISANS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                     2005         2004

                                                                       $            $
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                      (3,822,903)  (4,530,204)
    Items not requiring an outlay of cash:
         Amortization                                                 85,470       70,504
         Issue of shares for professional services                   550,000      120,000
         Management salaries contributed                                  --      100,000
         Stock-based compensation                                         --    2,079,317
         (Increase) in accounts receivable                           (13,493)     (17,223)
         Decrease in prepaid expenses and deposits                    30,980       33,533
         Increase in accounts payable and accrued liabilities        833,625      559,770
         Beneficial conversion cost expensed                         394,548           --
         Discount on warrants expensed                               594,283           --
         Issue of shares in lieu of interest on term notes               848           --
         Inventory write-off (Note 4)                                (73,805)          --
                                                                  ----------   ----------

NET CASH USED IN OPERATING ACTIVITES                              (1,420,447)  (1,584,303)
                                                                  ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Repayment of bank loans                                          (26,345)     (15,367)
    Proceeds from promissory note payable                            179,323      415,740
    Proceeds from (Repayment of) loan from a shareholder              80,820       85,338
    Proceeds from issuance of shares (net of share issue costs)           --      695,000
    Gross proceeds from issue of convertible term notes (note15)   1,275,000           --
    Proceeds from exercise of stock options                            6,876           --
                                                                  ----------   ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                    1,515,673    1,180,711
                                                                  ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES

(Purchase of) property, plant and equipment                          (12,728)     (61,029)
Sale of property, plant and equipment                                  7,840           --
                                                                  ----------   ----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                           (4,888)     (61,029)
                                                                  ----------   ----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES                     (60,760)      (3,064)
                                                                  ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
    FOR THE YEAR                                                      29,578     (467,685)

    Cash and cash equivalents, beginning of year                      17,163      484,848
                                                                  ----------   ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                46,741       17,163
                                                                  ==========   ==========

PERFISANS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                2005       2004

                                                                  $          $

Cash and cash equivalents are comprised as follows:



Cash                                                           46,741     17,163

Short-term investments                                             --         --
                                                               ------     ------


CASH AND CASH EQUIVALENTS, END OF YEAR                         46,741     17,163
                                                               ======     ======




INCOME TAXES PAID                                                 516         --
                                                               ======     ======




INTEREST PAID                                                  11,040      1,571
                                                               ======     ======


                   The accompanying notes are an integral part of these consolidated financial statements.

PERFISANS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
(AMOUNTS EXPRESSED IN US DOLLARS)

                                               Common                                                                  Accumulated
                                                stock     Common     Common    Additional                   Other          other
                                              number of    Stock      stock     paid-in                 Comprehensive  comprehensive
                                               shares     amount   subscribed   capital      Deficit        Loss           loss
                                             ----------   ------   ----------  ----------  -----------  -------------  -------------
                                                             $         $           $            $            $               $
                                             ----------   ------   ---------   ---------   -----------   ----------      --------
Balance as of December 31, 2003              37,670,189   37,670          --   6,117,163    (5,864,549)                   (94,459)
                                                                                                         ----------
Issue of shares for cash                        375,000      375          --     694,625            --           --            --
                                                                                                                               --
Issue of shares for services                     60,000       60          --     119,940            --           --            --
Capital stock subscribed                             --       --   3,250,000          --            --           --            --

Management salaries contributed                      --       --          --     100,000            --           --            --
Stock-based compensation                             --       --          --   2,079,317            --           --            --
Foreign currency translation                         --       --          --          --            --     (106,974)     (106,974)
Net loss for the year                                --       --          --          --    (4,530,204)  (4,530,204)           --
                                             ----------   ------   ---------   ---------   -----------   ----------      --------
Balance as of December 31, 2004              38,105,189   38,105   3,250,000   9,111,045   (10,394,753)  (4,637,178)     (201,433)
                                                                   ---------                             ----------

Exercise of stock options                        27,500       28                   6,848

Issue of shares on conversion of
  convertible notes                             450,370      450                 151,550
Issue of shares in lieu of interest on
  convertible notes                               2,512        3                     845
Beneficial conversion for notes (note 15)                                        508,730
Fair value of warrants issued (note 15)                                          766,270
Issue of shares on conversion of
  convertible notes                             873,261      873                 165,730
Issue of shares for professional services     2,700,000    2,700                 537,300
Issue of shares on conversion of
  convertible notes                           1,097,015    1,096                 117,827
Issue of shares for professional services        50,000       50                   9,950
Foreign currency translation                                                                               (130,756)     (130,756)
Net loss for the year                                                                       (3,822,903)  (3,822,903)
                                             ----------   ------   ---------   ---------   -----------   ----------      --------
Balance at December 31, 2005                 43,305,847   43,305   3,250,000  11,376,095   (14,217,656)  (3,953,659)     (332,189)
                                             ==========   ======   =========  ==========   ===========   ==========      ========

                   The accompanying notes are an integral part of these consolidated financial statements.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

1.    SECURITIES EXCHANGE AGREEMENT AND REVERSE ACQUISITION

      On December 19, 2003, Griffin Industries, Inc. ("Griffin"), a publicly traded company, entered into a Securities Exchange Agreement with Perfisans Networks Corporation, a Canadian corporation ("Perfisans"). In exchange for the acquisition of the 100% interest in Perfisans, the shareholders of Perfisans were issued a total of 32,942,967 Common shares of Griffin. Following the share exchange, the former shareholders of Perfisans held 87.5% of the 37,670,189 shares of common stock of Griffin outstanding at the time. Consequently, even though Griffin was the legal acquirer, this transaction was treated as an acquisition of Griffin by Perfisans and as a recapitalization by Perfisans for accounting purposes.

      As part of the above transaction, the company changed its name from Griffin Industries, Inc. to Perfisans Holdings, Inc.

2.    GOING CONCERN AND NATURE OF OPERATIONS

      a)    Going Concern

            Certain principal conditions and events are prevalent which indicate that there is substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. These include:

            1)    Recurring operating losses

            2)    Stockholders deficiency

            3)    Working Capital deficiency

            4)    Breach of financial covenants (note 12)

            5)    Non renewal of licenses (note 9)

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

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

            The Company released one product to the market in 2004. The Company has also revised the product development plan based on the market and the current funding and resources situation. These products are focused on the network interface semiconductor integrated circuits.

            Product 1 - Gigabit Network interface chip. The Company released this network interface chip in the second quarter of 2004. The chip is being tested by the potential customers . A network interface card (NIC) is also produced using this Gigabit Network interface chip.

            Product 2 - Dual Channel Gigabit network interface chip. Management is marketing this product primarily to network card manufacturers who are marketing products geared toward the enterprise market. The Company plans to release this product in the third quarter of 2006.

            Product 3 - iSCSI storage chip. This product will be targeted for high performance and cost sensitive market. Management plans to market this product primarily to network card and storage server manufacturers who are marketing products geared toward the enterprise market. The Company plans to release this product towards the end of the first quarter of 2007.


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

      b)    Basis of consolidated Financial Statements

            The consolidated financial statement as of December 31, 2005 includes the accounts of Perfisans Holdings, Inc, and its wholly-owned subsidiaries, Perfisans Networks Corporation and Perfisans Networks (Taiwan) Corporation. All material inter-company balances and transactions have been eliminated.

      c)    Cash and Cash Equivalents

            Cash and cash equivalents include cash on hand, amounts due to banks, and any other highly liquid investments with a maturity of three months or less. The carrying amounts approximate fair values because of the short-term maturity of those instruments. 9

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

      d)    Other Financial Instruments

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

      i)    Foreign Currency Translation

            The Company's subsidiary, Perfisans Networks Corporation, is a foreign private company and maintains its books and records in Canadian dollars (the functional currency). The financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method which is the method mandated by SFAS No. 52 where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholder's equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

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

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

      n)    Stock Based Compensation

            The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 which introduced the use of a fair value-based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expenses for stock-based compensation to employees based on the new fair value accounting rules. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock. The Company has adopted SFAS No. 123(Revised) in the first quarter of 2006.

            Pro-forma information regarding net loss and loss per share is required by FAS No. 123 (Amended by FAS No.148) - "Accounting for Stock Based Compensation" and has been determined as if the company had accounted for its employee stock options based on fair values at the grant date for options granted under the Plan.

                                                           2005            2005
                                                   ------------    ------------

                                                    As reported      Pro-Forma
                                                   ------------    ------------

            Stock-based compensation                         --         106,640
            Net loss                                 (3,822,903)     (3,929,543)
            Basic and diluted EPS                         (0.10)          (0.10)

            The fair value of each option used for the purpose of estimating the stock compensation cost is based on the grant date using the Black-Scholes pricing model. The unexpended stock based compensation deferred over the vesting period is $746,481.

                                                           2004            2004
                                                   ------------    ------------

                                                    As reported      Pro-Forma
                                                   ------------    ------------

            Stock-based compensation                  2,079,317       2,080,792
            Net loss                                 (4,530,204)     (4,531,679)
            Basic and diluted EPS                         (0.12)          (0.12)

            The fair value of each option used for purposes of estimating the pro-forma amounts summarized above is based on the grant date using the Black-Scholes option pricing model with the weighted average assumptions shown in the following table:

                                                           2005            2004
            Risk free interest rate                         3.0%            3.0%
            Volatility factor                            115.77%         161.48%
            Weighted average expected life             10 years        10 years
            Expected dividends                              nil             nil

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

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

      p)    Recent Pronouncements

            In December 2004, the FASB issued SFAS No. 153. This Statement addresses the measurement of exchanges of Non-monetary assets. The guidance in APB No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends APB No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

            Financial Accounting Standards Board ("FASB") Statement No. 154 Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3

            This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

            accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of prefer ability. FASB Statement No. 154 is effective for fiscal years beginning after December 15, 2005.

            In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS is an amendment to SFAS No. 133 and 140. SFAS No.155 improves financial reporting by eliminating the exception from applying SFAS No.133 to interest in securitized financial assets so similar instruments are accounted for similarly regardless of the form of instruments. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No.155 to have an impact on its financial position or results of operation. Also, SFAS No. 156"Accounting for Servicing of Final Assets" was recently issued but has no current applicability to the Company and has no effect on the consolidated financial statements.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

Financial Accounting Standards Board ("FASB") Statement No. 154 Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.

This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.

This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.

This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of prefer ability.

FASB Statement No. 154 is effective for fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS is an amendment to SFAS No. 133 and 140. SFAS No.155 improves financial reporting by eliminating the exception from applying SFAS No.133 to interest in securitized financial assets so similar instruments are accounted for similarly regardless of the form of instruments. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No.155 to have an impact on its financial position or results of operation. Also, SFAS No. 156"Accounting for Servicing of Final Assets" was recently issued but has no current applicability to the Company and has no effect on the consolidated financial statements.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

            SFAS NO. 123R- In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("FAS 123R"), which revised FAS 123 "Accounting for Stock-Based Compensation". FAS 123R requires measurement and recognition of the costs of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide service in exchange for such award. Implementation is required as of the first interim or annual reporting period that begins after December 15, 2005 for public entities that file as small business issuers. Management intends to comply with this statement at the scheduled effective date for the relevant financial statements of the Company.

            The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows with the exception of SFAS No. 123(Revised). The Company is evaluating the financial impact of SFAS No. 123(Revised) which will be implemented in the first quarter of 2006.

      4.    COST OF GOODS SOLD

            Includes $73,805 specific charge for inventory write-off relating to inventory acquired during the last quarter of 2005 (Prior year: Nil)

      5.    OTHER COMPREHENSIVE INCOME (LOSS)

            The components of other comprehensive income (loss) are as follows:

                                                           2005            2004

                                                            $               $

            Net loss                                 (3,822,903)     (4,530,204)

            Foreign currency translation adjustment    (130,756)       (106,974)
                                                     ----------      ----------

            Other Comprehensive loss                 (3,953,659)     (4,637,178)
                                                     ==========      ==========

            The foreign currency translation adjustments are not currently adjusted for income taxes as the Company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which is done as disclosed in note 3(i).

      6.    INVESTMENT TAX CREDITS

            The Company participates in research and development activities which are eligible for tax credits upon filing of the Company's determination of qualifying expenditures. These amounts are subject to review and approval by the Canada Revenue Agency prior to the receipt of the funds. The Company recorded tax credits of $ 243,503 in 2005 ($471,258 in 2004).

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

      7.    ACCOUNTS RECEIVABLE

                                                           2005            2004

                                                            $               $

            Trade receivable                                 --          20,639
            Goods & Service tax receivable               30,051          46,979
            Tax credit receivable                        51,060              --
            Less: Allowance for doubtful accounts            --              --
                                                         ------          ------

            Accounts receivable, net                     81,111          67,618
                                                         ======          ======


            The Company carries accounts receivable at the amount it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated.

      8.    PROPERTY, PLANT AND EQUIPMENT

                                                           2005            2004

                                                            $               $

            Furniture and fixtures                       84,560          94,732
            Leasehold improvements                           --          56,364
            Office equipment                             46,509          45,001
            Computer equipment                          131,573         119,844
            Computer software                           136,906         132,465
                                                        -------         -------

            Cost                                        399,548         448,406
                                                        -------         -------


            Less: Accumulated amortization

                  Furniture and fixtures                 44,288          37,178
                  Leasehold improvements                     --          30,310
                  Office equipment                       24,888          18,851
                  Computer equipment                     72,727          47,566
                  Computer software                     120,356         100,439
                                                        -------         -------

                                                        262,259         234,344
                                                        -------         -------

            Net                                         137,289         214,062
                                                        =======         =======

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

      9.    INTELLECTUAL PROPERTY

                                                           2005            2004

                                                            $               $

            Intellectual property                       327,324         327,324
            Less: Impairment write down                (327,323)       (327,323)
                                                       --------        --------

                                                              1               1
                                                       ========        ========


            Intellectual property represents licenses to use, modify and prepare derivative works of licensors' source material. Licenses may be subject to annual and usage fees. The terms of the licenses continue indefinitely unless breached by the terms of the agreements. As at December 31, 2005 and December 31, 2004, the Company had three licensing agreements, which it entered into between April 2002 and July 2002. These licenses are non-transferable, non-sublicensable and royalty free. The Company must pay annual support and maintenance fees to the licensors to maintain the terms of the agreements. These licenses give the Company the right to incorporate licensor software into the Company's internally-developed software and the products it is developing.

            Annual support and maintenance fees are expensed as they become due. For 2005, the company is in breach of payment of its annual support and maintenance fees, and in default of such fee payment, the licensors may not maintain the terms of the agreements.

            The Company evaluates the recoverability of the intellectual property and reviews the impairment on an annual basis and at any other time if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount utilizing the guidance of SFAS No. 142, "Goodwill and other Intangible Assets". Several factors are used to evaluate the intellectual property, including but not limited to, management's plans for future operations, recent operating results and projected undiscounted cash flows. The Intellectual property was written-down to a nominal value of $1 in 2002.


      10.   BANK INDEBTEDNESS

            The Company has overdraft protection available up to a maximum of $8,300. The Company did not use the overdraft protection as at December 31, 2005 and December 31, 2004.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

      11.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                           2005            2004

                                                            $               $

            Accounts payable and accrued liabilities are comprised of the following:

            Accounts payables                           398,703         605,575
            Accrued liabilities                       1,393,111         352,614
                                                      ---------         -------

                                                      1,791,814         958,189
                                                      =========         =======



      12.   LONG-TERM DEBT

                                                           2005            2004

                                                            $               $

            a)    Instalment loan under the bank's
                  job creation loan program to
                  finance property and equipment
                  additions, payable in 60 monthly
                  principal payments of $1,387
                  plus interest at prime plus
                  0.25% per annum.                           --          26,345

                  Less: Current portion                      --          26,345
                                                   ------------    ------------

                                                             --              --
                                                   ============    ============


                  As at December 31, 2004, the Company was not in compliance with the financial covenants specified in its bank borrowing agreements. Consequently, long-term debt was classified as current. The loan was also repaid in full on March 29, 2005. To date no penalties have been levied.


            b) Interest expense with respect to long-term debt amounted to $335 ($1,402 for the year ended December 31, 2004).

      13.   LOAN FROM SHAREHOLDERS

            The loan from shareholders excluding loan of $90,000 is unsecured, non-interest bearing, with no specific terms of repayment. Shareholders loan of $90,000 is unsecured, bears interest at 3% per month with no specific terms of repayment.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

      14.   CAPITAL STOCK

            a)    Authorized

                  5,000,000 non-voting Preferred shares with a par value of $0.001 per share 150,000,000 Common shares with a par value of $0.001 per shares

            b)    Issued

                  43,305,847 Common shares (38,105,189 in 2004).

            c)    Changes to Issued Share Capital

                  i) During the year ended December 31, 2004, the Company issued 60,000 Common shares for legal services estimated to be $120,000 which was expensed in the consolidated statements of operations.

                  ii) During the year ended December 31, 2004, the Company issued 375,000 Common shares for net proceeds of $695,000 pursuant to the Company's agreement with SBI and Westmoreland (note 14(f)).

                  iii) During the second quarter of 2005, the Company received $6,876, being exercise of stock options and issued 27,500 common shares in lieu thereof.

                  iv) During the second quarter of 2005, a total of $152,000 of the convertible term notes were converted into common stock by the note holders. The conversions were done @$0.3375 per common share which resulted in the issue of an additional 450,370 common shares. An additional 2,512 common shares were also issued in lieu of accrued interest.

                  v) During the third quarter of 2005 a total of $166,603 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.159 to $0.245 per common share which resulted in the issue of an additional 873,261 common shares.

                  vi) During the third quarter of 2005, the Company issued 2,700,000 common shares to various consultants for services rendered. The shares were issued @$0.20 per common share.

                  vii) During the fourth quarter of 2005, a total of $118,923 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.090 to $0.136 per common share which resulted in the issue of an additional 1,097,015 common shares.

                  viii) During the fourth quarter of 2005, the Company issued
                        50,000 common shares to a consultant for services rendered. The shares were issued @$0.20 per common share.

            d)    Employee Stock Option Plan

                  The Company has adopted a Stock Option Plan (the Plan), pursuant to which Common Shares not exceeding 25% of the total issued and outstanding shares are reserved for issuance.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

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

           The activity of the Plan is as follows:
                                                                     Weighted
                                                      Shares          Average
                                                      Subject         Option
                                                    to Options        Prices
                                                   ------------    ------------

            Outstanding at December 31, 2003          3,794,900            0.25
            Granted                                     205,100            0.35
            Exercised                                        --              --
            Expired                                          --              --
            Cancelled                                        --              --
                                                   ------------    ------------

            Outstanding at December 31, 2004          4,000,000            0.26
            Granted                                   3,600,000            0.20
            Exercised                                   (27,500)           0.25
            Expired                                  (2,194,500)           0.25
            Cancelled                                        --              --
                                                   ------------    ------------

            Outstanding at December 31, 2005          5,378,000            0.22
                                                   ============    ============

           On July 2, 2005 the Board of Directors granted options to its employees to acquire 3,600,000 shares, to vest at 1/4 after completion of one year and 1/48 after completion of each month thereafter for the next three years. The exercise price was set at $0.20 per share.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

            As at December 31, 2005, there were 5,378,000 (4,000,000 at December 31, 2004) exercisable options at a weighted average exercise price of $0.22 ($0.26 at December 31, 2004).

            Number of options                   Expiry date
            -----------------                   -----------
                 2,500                        July 15, 2005.
               164,500                        November 14, 2005.
               120,000                        April 07, 2006.
               317,500                        September 15, 2006.
             1,135,400                        July 2, 2007
               205,100                        December 14, 2014.
             3,600,000                        July 2, 2015

      e)    Purchase Warrants

            In 2005, the Company issued an aggregate of 8,300,000 warrants to purchase common stock at prices ranging from $0.3375 to $2.00 per share. Of the warrants, 1,777,778 are exercisable for a period of three years at $0.675 per share, 3,500,000 are exercisable for a period of three years at $2.00 per share, 1,777,778 are exercisable for a period of six months at $0.3375 per share which expired, 888,888 are exercisable for a period of six months at $0.675 per share which expired and 355,556 are exercisable for a period of three years at $0.54 per share.


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

            v. Gersten, Savage, Kaplowiz, Wolf & Marcus, LLP, 20,000 stock warrants at $2 were issued on July 12, 2004 with a term of 1 year. This was for legal matters.

            vi. Concord Idea Corporation, 250,000 stock warrants were issued on July 1, 2004 at $2 with a 1-year term for consultant work on behalf of the Company in the development and execution of its business plan and assistance in marketing the products of the Company.

            vii. General Resources Company, 250,000 stock warrants were issued on July 1, 2004 at $2 with a 3-year term for marketing and business development in Taiwan.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

                                                     Number of
                                                     Warrants        Exercise
                                                     Granted          Prices
                                                   ------------    ------------

               Outstanding at December 31, 2003       1,777,593            0.45
               and average exercise price

               Granted in 2004                          200,000            1.00
               Granted in 2004                          250,000            1.10
               Granted in 2004                          520,000            2.00

               Granted in 2004                        1,500,000            0.60
                                                   ------------    ------------
               Outstanding at December 31, 2004       4,247,593            0.76
               And average exercise price
               Granted in 2005                        1,777,778           0.675
               Granted in 2005                        3,500,000            2.00
               Granted in 2005                        1,777,778          0.3375

               Granted in 2005                          888,888           0.675
               Granted in 2005                          355,556            0.54
               Exercised                                     --              --
               Expired                               (1,777,593)          (0.45)
               Expired                                 (270,000)          (2.00)
               Expired                               (1,777,778)        (0.3375)
               Expired                                 (888,888)         (0.675)
               Cancelled                                     --              --
                                                   ------------    ------------
               Outstanding at December 31, 2005       7,833,334            1.31
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

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

      15.   CONVERTIBLE TERM NOTES AND DETACHABLE STOCK WARRANTS

            On March 21, 2005, the Company entered into a Securities Purchase Agreement, dated as of March 21, 2005, by and among the Company and Alpha Capital ("Alpha"), Platinum Partners Value Arbitrage Fund LP ("Platimum"), Nite Capital, Ltd. ("Nite") and Whalehaven Capital Fund Limited ("Whalehaven"). Alpha, Platinum, Nite and Whalehaven are collectively referred to as the "Purchasers". The Company authorized the sale to the Purchasers of Convertible Term Notes (the "Notes") in the aggregate principal amount of $1,200,000, with an over allotment option of $240,000. The offering was made pursuant to
            Section 4(2) of the Securities Act of 1933, as amended. The Company received a total of $1,275,000 and retained the over allotment amount of $75,000. These Notes are convertible into common stock of the Company at a final price of $0.3375 per share. In connection with the offering, the Company issued an aggregate of 8,300,000 warrants to purchase common stock at prices ranging from $0.3375 to $2.00 per share. Of the warrants, 1,777,778 are exercisable for a period of three years at $0.675 per share, 3,500,000 are exercisable for a period of three years at $2.00 per share, 1,777,778 are exercisable for a period of six months at $0.3375 per share which expired, 888,888 are exercisable for a period of six months at $0.675 per share which expired and 355,556 are exercisable for a period of three years at $0.54 per share. The proceeds of the offering will be used to fund acquisitions and for working capital.

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

            During the three month period ended June 30, 2005 a total of $152,000 of the convertible term notes were converted into common stock by the note holders. The conversions were done @$0.3375 per common share which resulted in the issue of an additional 450,370 common shares. An additional 2,512 common shares were also issued in lieu of accrued interest.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

            During the three month period ended September 30, 2005 a total of $166,604 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.159 to $0.245 per common share which resulted in the issue of an additional 873,261 of common shares.

            During the three month period ended December 31, 2005 a total of $118,923 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.090 to $0.136 per common share which resulted in the issue of an additional 1,097,015 of common shares.

            For the year ended December 31, 2005 the beneficial conversion cost and the discount on warrants have been expensed in the amount of $394,548 and $594,283 respectively.

            As of December 31, 2005, the Convertible notes are reflected in the Balance Sheet as under:


            Convertible debt                                         $1,275,000

            Less: Converted into common shares                        ($437,527)

            Less: Unamortized beneficial conversion cost              ($114,182)

            Less: Unamortized discount on warrants                    ($171,987)
                                                                    -----------

            As per Balance Sheet                                       $551,304
                                                                    ===========

      16.   INCOME TAXES

            a)    Deferred Income Taxes

                  The tax effect of significant temporary differences that gave rise to the benefit is as follows:

                                                           2005            2004

                                                            $               $
                                                   ------------    ------------

            Operating losses available to offset
            future income taxes                       2,670,000       2,234,000
            Valuation allowance                      (2,670,000)     (2,234,000)
                                                   ------------    ------------

            Net deferred tax assets                          --              --
                                                   ============    ============

                The Company has determined that realization of a deferred tax asset is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

            b)    Current Income Taxes

                  The Company has certain non-capital losses of approximately $9,440,511 available, which can be applied against future taxable income and which expires between 2007 and 2015.

      17.   CONTINGENCIES

            The Company had received a Job Creation Loan in the amount of $77,000. If job creation under the loan program did not materialize, the penalty would be a retroactive increase in the interest rate to prime plus 2.5% per annum from prime plus 0.25% per annum.

            The loan was repaid on March 29, 2005 and the company was not charged an additional interest penalty at that time.

            Management is unable to determine the likelihood of this penalty materializing as at December 31, 2005. Any expense that may result from this penalty will be recognized in the period in which it becomes known.

      18.   COMMITMENTS

            The Company leases premises under an operating lease with a three years term expiring on December 31, 2008. Minimum lease commitments exclusive of insurance and other occupancy charges under the lease at December 31, 2005 were:

            2006                                                         $38,940
            2007                                                         $38,940
            2008                                                         $38,940
                                                                        -------

                                                                        $116,820
                                                                        =======

      19.   SEGMENT DISCLOSURES

            The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company's operations are all related to the research, design, manufacture and sale of products and technologies related to the transmission of location based information, principally using wireless technology. All assets of the business are located in Canada.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(Amounts expressed in US Dollars)

      20.   MANAGEMENT SALARIES

            Management salaries of $400,000 ($300,000 in 2004) have been expensed in the consolidated statements of operations. Management salaries of $400,000 have been included in accounts payable and accrued liabilities.

      21.   PROMISSORY NOTE PAYABLE

            Promissory note in the amount of $595,063 ($415,740 in 2004) bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management is negotiating the terms with the lender. The new terms have not been finalized and agreed to by both sides.

      22.   RELATED PARTY TRANSACTION

            Included in cost of sales are purchases of $ Nil (143,200 in 2004) from a shareholder of the Company. This transaction was fully settled as of December 31, 2004.

      23.   SUBSEQUENT EVENT

            In March 24, 2006 a total of $78,701.31 of the convertible term notes were converted into common stock. The conversions were done at an average price of $0.11 (rounded) per common share which resulted in the issue of an additional 724,893 common shares.

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

       PERFISANS HOLDINGS, INC.

       By: To-Hon Lam
           --------------
           CEO, Principal Accounting Officer and Chairman of the Board

      In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.


--------------------------------------------------------------------
SIGNATURE   TITLE      DATE
---------   -----   -------------

To-Hon Lam
CEO, Principal Accounting Officer and Chairman of the Board
April 18, 2006


-------------------------------------------------------------------
Bok Wong
Vice President of Operations & Business Development and Director
April 18, 2006


--------------------------------------------------------------------
Eric Wang
Director
April 18, 2006

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

        10.7    Employment Agreement with Bok Wong(1)

        14      Code of Ethics (1)

        21      Subsidiaries of the registrant (1)

        31      Rule 13a-14(a)/15d-14(a) Certification. (2)

        32 Certification by the Chief Executive Officer & Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements. (2)



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