Form 10QSB
period 2006-03-31
PERFISANS HOLDINGS INC
filed 2006-05-19
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended March 31, 2006

 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from_______to_______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) Yes __ No X

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes | | No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 19, 2006 there were 46,684,750 shares of common stock, par value $0.001 per share, outstanding.

                            PERFISANS HOLDINGS, INC.


PART I - FINANCIAL INFORMATION


Item 1. Financial Statements............................................... 1

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...................... 11

Item 3. Controls and Procedures............................................ 16


PART II - OTHER INFORMATION


Item 1. Legal Proceedings.................................................. 17

Item 2. Changes in Securities.............................................. 17

Item 3. Defaults Upon Senior Securities.................................... 17

Item 4. Submission of Matters to a Vote of Security Holders................ 17

Item 5. Other Information.................................................. 17

Item 6. Exhibits and Reports on Form 8-K................................... 17


SIGNATURES................................................................. 18

                            PERFISANS HOLDINGS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                                   (UNAUDITED)

                            PERFISANS HOLDINGS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                                   (UNAUDITED)



                                TABLE OF CONTENTS


Interim Consolidated Balance Sheets as of March 31, 2006
    and December 31, 2005                                                  1 - 2

Interim Consolidated Statements of Operations for the three months
    ended March 31, 2006 and 2005                                              3

Interim Consolidated Statements of Cash Flows for the three months ended
    March 31, 2006 and 2005                                                    4

Interim Consolidated Statements of Changes in Stockholders' (Deficiency)
    for the three months ended March 31, 2006 and for the year ended
    December 31, 2005                                                          5

Condensed Notes to Interim Consolidated Financial Statements              6 - 10

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                     March 31,      December 31,
                                                       2006            2005
                                                         $               $

                                     ASSETS
CURRENT ASSETS

    Cash and cash equivalents                           17,825        46,741
    Accounts receivable                                 24,212        81,111
    Prepaid expenses and deposits                        8,234         1,157
                                                     ---------     ---------
                                                        50,271       129,009


PROPERTY, PLANT AND EQUIPMENT                          127,167       137,289

    INTELLECTUAL PROPERTY                                    1             1
                                                     ---------     ---------


                                                       177,439       266,299
                                                     =========     =========



        See condensed notes to interim consolidated financial statements.


APPROVED ON BEHALF OF THE BOARD

                                     Director
-------------------------------------

                                     Director
-------------------------------------

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                                 March 31,         December 31,
                                                                                   2006               2005
                                                                                     $                  $
                                                         LIABILITIES
CURRENT LIABILITIES

    Accounts payable and accrued liabilities                                     1,929,865           1,791,814
    Promissory note payable (note 7)                                               631,727             595,063
    Convertible term notes (note 4)                                                592,072             551,304
    Loan from shareholders                                                         471,379             458,563
                                                                              ------------         -----------
                                                                                 3,625,043           3,396,744
                                                                              ------------         -----------



                                                  STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK                                                                       44,700              43,305

COMMON STOCK SUBSCRIBED                                                          3,250,000           3,250,000

STOCK SUBSCRIPTIONS RECEIVABLE                                                  (3,250,000)         (3,250,000)

ADDITIONAL PAID - IN CAPITAL                                                    11,685,558          11,376,095

ACCUMULATED OTHER COMPREHENSIVE LOSS                                              (325,175)           (332,189)

ACCUMULATED DEFICIT                                                            (14,852,687)        (14,217,656)
                                                                              ------------         -----------

                                                                                (3,447,604)         (3,130,445)
                                                                              ------------         -----------

                                                                                   177,439             266,299
                                                                              ============         ===========



        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                   2006             2005

                                                     $                $

REVENUE                                                 -            4,077

Cost and goods sold                                     -            1,599
                                             ------------      -----------


GROSS PROFIT                                            -            2,478
                                             ------------      -----------


OPERATING EXPENSES

  Stock-based compensation (Note 5)                53,320                -
  General and administration                      250,953          559,546
  Interest                                         47,863           38,147
  Management salaries                             100,000          100,000
  Amortization                                      9,647           14,750
                                             ------------      -----------


TOTAL OPERATING EXPENSES                          461,783          712,443
                                             ------------      -----------


OPERATING LOSS                                   (461,783)        (709,965)

  Interest income, research and
  development tax refund and other income              58               18
  Beneficial Conversion Cost expensed (note 4)    (69,150)         (16,834)
  Discount on warrants expensed (note 4)         (104,156)         (25,356)
  Convertible term notes issue expense                  -         (190,705)
                                             ------------      -----------

NET LOSS                                         (635,031)        (942,842)
                                             ============      ===========


Loss per share, basic and diluted                   (0.01)           (0.03)
                                             ============      ===========


Weighted average shares outstanding            43,440,272       38,105,189
                                             ============      ===========



        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                                   2006                  2005

                                                                                     $                     $
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                     (635,031)             (942,842)
    Items not requiring an outlay of cash:
         Amortization                                                               9,647                14,750
         Beneficial conversion cost expensed (note 4)                              69,150                16,834
         Discount on warrants expensed (note 4)                                   104,156                25,356
         Stock-based compensation                                                  53,320                    --
         Issue of shares for professional services (note 6)                       125,000                    --
         Decrease in accounts receivable                                           56,899                16,320
         Increase in prepaid expenses and deposits                                 (7,077)                   --
         Increase in accounts payable and accrued liabilities                     138,051               233,033
         Increase in inventory                                                         --                (1,185)
                                                                              -----------            ----------

NET CASH USED IN OPERATING ACTIVITES                                              (85,885)             (637,734)
                                                                              -----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Repayment of long-term debt                                                        --               (25,808)
    Proceeds from promissory note payable                                          36,664                44,779
    Proceeds from loan from shareholders                                           12,816                    --
    Gross Proceeds from issue of convertible term notes (note 4)                       --             1,275,000
                                                                              -----------            ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                    49,480             1,293,971
                                                                              -----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property, plant and equipment                                           -                     -
                                                                               ----------            ----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                             -                     -
                                                                               ----------            ----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES                                    7,489                (2,029)
                                                                               ----------            ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
    FOR THE YEAR                                                                  (28,916)              654,208

    Cash and cash equivalents, beginning of period                                 46,741                17,163
                                                                               ----------            ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           17,825               671,371
                                                                               ==========            ==========





       See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND FOR THE YEAR ENDED DECEMBER 31, 2005 (AMOUNTS EXPRESSED IN US DOLLARS) (UNAUDITED)

                              Common                                                                                    Accumulated
                               stock        Common        Common       Additional                         Other            other
                             number of       Stock        stock         paid-in                       Comprehensive    comprehensive
                              shares        amount     subscribed       capital         Deficit           Loss             loss
                           -------------------------------------------------------  ---------------   ----------------  ------------
                                               $             $              $              $                 $               $
                           -------------------------------------------------------  ---------------   ----------------  ------------
Balance as of
  December 31, 2004          38,105,189      38,105      3,250,000      9,111,045     (10,394,753)       (4,637,178)     (201,433)
                                                       -------------                                      ---------

Exercise of
  stock options                  27,500          28                         6,848

Issue of shares on
  conversion of
  convertible notes             450,370         450                       151,550

Issue of shares
  in lieu of interest on
  convertible notes               2,512           3                           845

Beneficial conversion
  for notes                                                               508,730

Fair value of
  warrants issued                                                         766,270

Issue of shares on
  conversion of
  convertible notes             873,261         873                       165,730

Issue of shares for
  professional services       2,700,000       2,700                       537,300

Issue of shares on
  conversion of
  convertible notes           1,097,015       1,096                       117,827

Issue of shares for
  professional services          50,000          50                         9,950

Foreign currency translation                                                                               (130,756)     (130,756)

Net loss for the year                                                                  (3,822,903)       (3,822,903)
                           -------------------------------------------------------  ---------------   ----------------  ------------

Balance at
  December 31, 2005          43,305,847      43,305      3,250,000     11,376,095     (14,217,656)       (3,953,659)     (332,189)
                                                                                                      ----------------
Issue of shares on
  conversion of
  convertible notes           1,344,793       1,345                       131,193

Issue of shares for
  professional services       1,000,000        1000                       124,000

Cancellation of shares
  issued for professional
  services                     (950,000)       (950)                          950

Stock-based compensation                                                   53,320

Foreign currency translation                                                                                  7,014         7,014

Net loss for the period                                                                  (635,031)         (635,031)

Balance at
  March 31, 2006             44,700,640      44,700      3,250,000     11,685,558     (14,852,687)         (628,017)     (325,175)
                           ==========================  -------------  ============  ===============   ================  ============


        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

     1.   BASIS OF PRESENTATION

          The accompanying unaudited interim consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles in the United Stated of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated interim financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. Interim consolidated financial statements should be read in conjunction with the company's annual audited consolidated financial statements.


     2.   GOING CONCERN AND NATURE OF OPERATIONS

          a)   Going Concern

               Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. These include:

                    1)   Recurring operating losses

                    2)   Stockholders deficiency

                    3)   Working Capital deficiency

                    4)   Non renewal of intellectual property licenses

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

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


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

               Management is unable to determine the likelihood of this penalty materializing as at March 31, 2006. Any expense that may result from this penalty will be recognized in the period in which it becomes known.

               On May 10, 2006, the company received an invoice of $47,681from Concord Idea for the fees that Concord Idea spent on the termination of the lease. The company is unaware of such fees as there was no agreement on acceptance of this fee. Management is now negotiating with Concord Idea and no agreement has been finalized and agreed to by both parties.


          4.   CONVERTIBLE TERM NOTES AND DETACHABLE STOCK WARRANTS


               On March 21, 2005, the Company entered into a Securities Purchase Agreement, dated as of March 21, 2005, by and among the Company and Alpha Capital ("Alpha"), Platinum Partners Value Arbitrage Fund LP ("Platimum"), Nite Capital, Ltd. ("Nite") and Whalehaven Capital Fund Limited ("Whalehauen"). Alpha, Platinum, Nite and Whalehaven are collectively referred to as the "Purchasers". The Company authorized the sale to the Purchasers of Convertible Term Notes (the "Notes") in the aggregate principal amount of $1,200,000, with an over allotment option of $240,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company received a total of $1,275,000 and retained the over allotment amount of $75,000. These Notes are convertible into common stock of the Company at a final price of $0.3375 per share. In connection with the offering, the Company issued an aggregate of 8,300,000 warrants to purchase common stock at prices ranging from $0.3375 to $2.00 per share. Of the warrants, 1,777,778 are exercisable for a period of three years at $0.675 per share, 3,500,000 are

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

               exercisable for a period of three years at $2.00 per share, 1,777,778 are exercisable for a period of six months at $0.3375 per share, 888,888 are exercisable for a period of six months at $0.675 per share and 355,556 are exercisable for a period of three years at $0.54 per share. The proceeds of the offering will be used to fund acquisitions and for working capital.

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

               During the year ended December 31, 2005 a total of $437,527 of the convertible term notes were converted into common stock by the note holders. The conversions were done at varying rates ranging from $0.090 to $0.3375 which resulted in the issue of an additional 2,420,646 of common shares. An additional 2,512 common shares were also issued in lieu of accrued interest.

               During the three month period ended March 31, 2006 a total of $132,538 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.087 to $0.110 per common share which resulted in the issue of an additional 1,344,793 of common shares.

               For the three months ended March 31, 2006 the beneficial conversion cost and the discount on warrants have been expensed in the amount of $69,150 and $104,156 respectively.



               As of March 31, 2006, the Convertible notes are reflected in the Balance Sheet as under:

               Convertible debt                                      $1,275,000

               Less: Converted into common shares                     ($570,065)

               Less: Unamortized beneficial conversion cost            ($45,032)

               Less: Unamortized discount on warrants                  ($67,831)
                                                                   ------------

               As per Balance Sheet                                    $592,072
                                                                   ============

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


     5.   STOCK BASED COMPENSATION

          In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised
          2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on January 1, 2006 using the "modified prospective" application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. As a result of using this method, the consolidated financial statements for the year ended December 31, 2005 were not restated for the impact of stock-based compensation expense. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123 (R) and recognized on a straight line basis over the service periods of each award.

          Had expense for the Company's stock- based compensation plans been determined based on the grant-date fair value for 2005, consistent with the provisions of SFAS 123 (R), the Company's reported and proforma net loss and net loss per share for the three months ended March 31, 2005 would be as follows:

                                                              Three Months Ended
                                                              March 31, 2005
                                                              --------------

          Net Loss-as reported                                $     (942,842)
          Proforma stock-based compensation expense-as
          If grant date fair value had been applied to all
          Stock -based payment awards                         $            -
                                                              --------------
          Net loss-proforma for stock based
          compensation expense                                $     (942,842)
                                                              --------------
          Net loss per share-basic, as reported               $        (0.03)
          Net loss per share-basic, proforma for
          stock- based Compensation expense                   $        (0.03)


          As of March 31, 2006 there was $693,161 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The financial statements for the three months ended March 31, 2006 recognize compensation cost for the portion of outstanding awards which have vested during the period. The stock-based compensation expense for the quarter ended March 31, 2006 was $ 53,320.

          No options were granted in the first quarter of 2006 under the Company's stock-option plan.

     6.   ISSUE AND CANCELLATION OF SHARES

          During the three month period ended March 31, 2006, the company issued 1,000,000 common shares to two consultants for professional services rendered. Out of these, 500,000 shares were issued @ $0.10 per common share and balance 500,000 issued @ $0.15 per share.

          During the three month period ended March 31, 2006, the company cancelled 950,000 common

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


          shares issued to two consultants during the third quarter of 2005. The cancellation of these shares was due to early termination of the agreement.

     7.   PROMISSORY NOTE PAYABLE

          Promissory note bears interest at 3% per month, with principal and interest payable at March 31, 2005. Management is negotiating the terms with the lender. The new terms have not been finalized and agreed to by both sides.


     8.   SUBSEQUENT EVENTS

          In April, 2006 a total of $86,384.62 of the convertible term notes were converted into common stock. The conversions were done at average price of $0.197 (rounded) per common share which resulted in the issue of an additional 439,617 of common shares.


          On April 24, 2006, we have entered into a non binding Letter of Intent with Zhejiang Figersense Communication Technology Company Limited ("Zhejiang Figersense") to enter into a definitive agreement with the shareholders of Perfisans pursuant to which Perfisans will acquire from Zhejiang Figersense shareholders 100% of the issued and outstanding share capital of Zhejiang Figersense in exchange for the issuance of Perfisans common shares in an amount to be determined.

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

We have not generated sufficient revenue to date, which indicates that there could be substantial doubt about the Company's ability to continue as a going concern.

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

We have executed convertible debenture agreements totaling $1.2 million as at March 21, 2005. Details of the agreement can be obtained through the recent 8K filing with SEC. We will have to secure the anticipated requisite remainder of funding through other means, such as sales of additional securities or other financing initiatives. We requried to re-pay each month the principle of these convertible notes from August 17, 2005. The payments are done by issuing stocks.

We plan to increase the total number of employees in Taiwan and China. The addition will be in engineering, sales and marketing.

On April 24, 2006, we have entered into a non binding Letter of Intent with Zhejiang Figersense Communication Technology Company Limited ("Zhejiang Figersense") to enter into a definitive agreement with the shareholders of Perfisans pursuant to which Perfisans will acquire from Zhejiang Figersense shareholders 100% of the issued and outstanding share capital of Zhejiang Figersense in exchange for the issuance of Perfisans common shares in an amount to be determined.

RESULTS OF OPERATION FOR PERFISANS HOLDINGS, INC.

We have reported no revenue (prior year first quarter $4,077) during the first quarter. We are currently working on marketing our two products ENA1001 and ENA5031 to the potential customers.

Total operating expenses decreased for the three-month period ending March 31, 2006, from $712,443 to $461,783 or 35% from the corresponding prior year period. This decrease was primarily due to the reduction in the general and administrative expenses achieved due to the relocation of the operation to Asia during the period.

General and Administration fees decreased for the three-month period ended March 31, 2006, from $559,546 to $250,953 or 55% from the corresponding prior year period, primarily as a result of the decrease in operations.

Promissory note in the amount of $631,727 bears interest at 3% per month, with principal and interest payable at March 31, 2006. Management is working on the new terms. The new terms have not been finalized and agreed to by both sides.



LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2006, net cash used in operating activities amounted to $85,885, as compared to $637,734 for the same period in the prior year. The decrease in cash requirements for operating activities is primarily the result of decrease in operating and overhead expenses.

In March 2004, we borrowed $250,000 from an unaffiliated lender. The loan bears interest at 2% per month and is payable on July 3, 2004 or upon our receipt of at least $4,000,000 of proceeds from the sale of stock. In October 30, we increased the borrowed amount from the same lender to $392,208 which bears an interest at 3% per month. Promissory note in the total amount of $631,727 bears interest at 3% per month, with principal and interest payable at March 31, 2006. Management is working on the new terms. The new terms have not been finalized and agreed to by both sides. We are now in the process of extending the loan period. We intend to repay such loans out of proceeds from the sale of stock.

We currently have a balance of $363,421 to General Resources on such loans which we intend to repay out of the proceeds of the sale of stock.

At March 31, 2006, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.




OFF-BALANCE SHEET ARRANGEMENTS
None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:
Contractual obligations as of March 31, 2006 are as follows:


PAYMENTS DUE BY END OF PERIOD

--------------------------------------------------------------------------------
                                            LESS THAN      AFTER
CONTRACTUAL OBLIGATIONS       TOTAL          1 YEAR      1-3 YEARS     3-5 YEARS
--------------------------------------------------------------------------------
BUILDING LEASES              $107,085        $29,205      $77,880         --
--------------------------------------------------------------------------------
EQUIPMENT LEASES                   --             --           --         --
--------------------------------------------------------------------------------
CONVERTIBLE TERM NOTE        $704,935       $704,935           --         --
--------------------------------------------------------------------------------
PROMISSORY NOTE              $631,727       $631,727           --         --
--------------------------------------------------------------------------------
     TOTAL                 $1,443,747     $1,365,867      $77,880         --
--------------------------------------------------------------------------------


RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on January 1, 2006 using the "modified prospective" application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. As a result of using this method, the consolidated financial statements for the year ended December 31, 2005 were not restated for the impact of stock-based compensation expense. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123 (R) and recognized on a straight line basis over the service periods of each award.

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

                                            PERFISANS HOLDINGS, INC.


May 19, 2006                                By: /s/ To-Hon Lam
                                                ---------------

                                            To-Hon Lam
                                            Chief Executive Officer and
                                            Principal Accounting Officer