Form 10QSB
period 2006-06-30
PERFISANS HOLDINGS INC
filed 2006-08-14
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   -----------
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended June 30, 2006

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to_______


                          Commission File No. 000-27773

                            PERFISANS HOLDINGS, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

------------------------------------- ------------------------------------------
             MARYLAND                                91-1869317
------------------------------------- ------------------------------------------
     (State of Incorporation)           (I.R.S. Employer Identification No.)
------------------------------------- ------------------------------------------


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

As of August 6, 2006 there were 49,907,877 shares of common stock, par value $0.001 per share, outstanding.

                            PERFISANS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements..............................................................................  1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations............. 14

Item 3. Controls and Procedures........................................................................... 19


PART II - OTHER INFORMATION


Item 1. Legal Proceedings................................................................................. 20

Item 2. Changes in Securities............................................................................. 20

Item 3. Defaults Upon Senior Securities................................................................... 20

Item 4. Submission of Matters to a Vote of Security Holders............................................... 20

Item 5. Other Information................................................................................. 20

Item 6. Exhibits and Reports on Form 8-K.................................................................. 20


SIGNATURES................................................................................................ 21

                            PERFISANS HOLDINGS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2006

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                                   (UNAUDITED)


                                TABLE OF CONTENTS

Interim Consolidated Balance Sheets as of June 30, 2006
    and December 31, 2005                                                  1 - 2

Interim Consolidated Statements of Operations for the three months
    ended June 30, 2006 and 2005                                               3

Interim Consolidated Statements of Operations for the six months
    ended June 30, 2006 and 2005                                               4

Interim Consolidated Statements of Cash Flows for the six months
    ended June 30, 2006 and 2005                                               5

Interim Consolidated Statements of Changes in Stockholders'
Deficiency for the six months ended June 30, 2006 and for the
year ended December 31, 2005                                                   6

Condensed Notes to Interim Consolidated Financial Statements                7-13

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                     June 30,      December 31,
                                                         2006              2005
                                                           $                $

                                     ASSETS

CURRENT ASSETS

    Cash and cash equivalents                           9,109            46,741
    Accounts receivable                                25,104            81,111
    Prepaid expenses and deposits                       6,708             1,157

                                                    ---------         ---------
                                                       40,921           129,009

PROPERTY, PLANT AND EQUIPMENT                         123,090           137,289

INTELLECTUAL PROPERTY                                       1                 1
                                                    ---------         ---------


                                                      164,012           266,299

                                                    =========         =========


        See condensed notes to interim consolidated financial statements.


APPROVED ON BEHALF OF THE BOARD

                              Director
------------------------------

                              Director
------------------------------

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                            June 30,        December 31,
                                                                2006               2005

                                                                  $                  $
                                      LIABILITIES

CURRENT LIABILITIES

    Accounts payable and accrued liabilities               2,173,500           1,791,814
    Promissory note payable (note 7)                         731,615             595,063
    Convertible term notes (note 4)                          513,753             551,304
    Loan from shareholders                                   544,319             458,563
                                                       -------------       -------------
                                                           3,963,187           3,396,744

                                                       -------------       -------------





                               STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK                                                 45,614              43,303

COMMON STOCK SUBSCRIBED                                    3,250,000           3,250,000

STOCK SUBSCRIPTIONS RECEIVABLE                            (3,250,000)         (3,250,000)

ADDITIONAL PAID - IN CAPITAL                              11,910,733          11,376,095

ACCUMULATED OTHER COMPREHENSIVE LOSS                        (420,315)           (332,189)

ACCUMULATED DEFICIT                                      (15,335,207)        (14,217,656)
                                                       -------------       -------------

                                                          (3,799,175)         (3,130,445)

                                                       -------------       -------------

                                                             164,012             266,299

                                                       =============       =============


         See condensed notes to interim consolidated financial statement

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                          2006             2005

                                                            $                $

REVENUE                                                      -           10,580

Cost and goods sold                                          -            8,142
                                                   -----------      -----------

GROSS PROFIT                                                 -            2,438
                                                   -----------      -----------


OPERATING EXPENSES
  Stock-based compensation (Note 5)                     53,320                -
  General and administration                           146,942          621,490
  Interest                                              77,876           40,428
  Management salaries                                  100,000          100,000
  Amortization                                           9,923           15,071
                                                   -----------      -----------

TOTAL OPERATING EXPENSES                               388,061          776,989
                                                   -----------      -----------


OPERATING LOSS                                        (388,061)        (774,551)

    Interest income                                         68               49
    Beneficial Conversion Cost expensed (note 4)       (37,686)        (139,261)
    Discount on warrants expensed (note 4)             (56,764)        (209,760)
                                                   -----------      -----------

LOSS BEFORE INCOME TAX                                (482,443)      (1,123,522)

    Income tax                                              77              527
                                                   -----------      -----------
NET LOSS                                              (482,520)      (1,124,050)
                                                   ===========      ===========

Loss per share, basic and diluted                        (0.01)           (0.03)
                                                   ===========      ===========

Weighted average shares outstanding                 45,199,657       38,232,305
                                                   ===========      ===========




        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                        2006               2005

                                                          $                  $

REVENUE                                                      -           14,657

Cost and goods sold                                          -            9,741
                                                   -----------      -----------

GROSS PROFIT                                                 -            4,916
                                                   -----------      -----------


OPERATING EXPENSES
  Stock-based compensation (Note 5)                    106,640                -
  General and administration                           397,896        1,181,036
  Interest                                             125,739           78,575
  Management salaries                                  200,000          200,000
  Amortization                                          19,570           29,821
                                                   -----------      -----------

TOTAL OPERATING EXPENSES                               849,845        1,489,432
                                                   -----------      -----------


OPERATING LOSS                                        (849,845)      (1,484,516)

    Interest income                                        127               67
    Beneficial Conversion Cost expensed (note 4)      (106,836)        (156,095)
    Discount on warrants expensed (note 4)            (160,920)        (235,116)
    Convertible term notes issue expense                     -         (190,705)
                                                   -----------      -----------

LOSS BEFORE INCOME TAX                              (1,117,474)      (2,066,365)

    Income tax                                              77              527
                                                   -----------      -----------

NET LOSS                                            (1,117,551)      (2,066,892)
                                                   ===========      ===========

Loss per share, basic and diluted                        (0.03)           (0.05)
                                                   ===========      ===========

Weighted average shares outstanding                 44,324,825       38,169,098
                                                   ===========      ===========


        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                              2006            2005

                                                                                $               $
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                            (1,117,551)     (2,066,892)
    Items not requiring an outlay of cash:
         Amortization                                                       19,570          29,821
         Beneficial conversion cost expensed (note 4)                      106,836         156,095
         Discount on warrants expensed (note 4)                            160,920         235,116
         Stock-based compensation                                          106,640               -
         Issue of shares for professional services (note 6)                125,000               -
         Issue of shares in lieu of interest on term notes (note 4)              -             847
         Decrease in accounts receivable                                    59,408           7,991
        (Increase) in prepaid expenses and deposits                         (5,503)         (1,942)
         Increase in accounts payable and accrued liabilities              336,487         324,056
         Interest portion of promissory notes                              111,602             -
         Interest portion of shareholders loans                             16,299             -
                                                                        ----------      ----------

NET CASH USED IN OPERATING ACTIVITES                                       (80,291)     (1,314,908)
                                                                        ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES

    Repayment of long-term debt                                                  -         (25,635)
    Proceeds from promissory note payable                                        -          81,554
    Repayment of loan from a shareholder                                         -         (30,000)
    Proceeds from loan from shareholders                                    54,836          90,000
    Gross Proceeds from issue of convertible term notes (note 4)                 -       1,275,000
    Proceeds from exercise of stock options                                      -           6,875
                                                                        ----------      ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                             54,836       1,397,794
                                                                        ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property, plant and equipment                                    -          (8,981)
                                                                        ----------      ----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                      -          (8,981)
                                                                        ----------      ----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES                           (12,177)        (16,595)
                                                                        ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
    FOR THE PERIOD                                                         (37,632)         57,310

    Cash and cash equivalents, beginning of period                          46,741          17,163
                                                                        ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     9,109          74,473
                                                                        ==========      ==========

        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND FOR THE YEAR ENDED DECEMBER 31, 2005 (AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

(UNAUDITED)

                                             Common                                                                     Accumulated
                                              stock     Common     Common     Additional                    Other          other
                                            number of    Stock      stock      paid-in                  Comprehensive  comprehensive
                                             shares     amount   subscribed    capital       Deficit        Loss           loss
                                           -----------------------------------------------------------------------------------------
                                                           $          $           $             $             $              $
                                           -----------------------------------------------------------------------------------------

Balance as of December 31, 2004            38,105,189   38,105    3,250,000   9,111,045    (10,394,753)  (4,637,178)     (201,433)
                                                                  ---------                              ----------
                                               27,500       28                    6,848
Exercise of stock options

Issue of shares on conversion of
    convertible notes                         450,370      450                  151,550
Issue of shares in lieu of interest on
    convertible notes                           2,512        3                      845
Beneficial conversion for notes                                                 508,730
Fair value of warrants issued                                                   766,270
Issue of shares on conversion of
    convertible notes                         873,261      873                  165,730
Issue of shares for professional services   2,700,000    2,700                  537,300
Issue of shares on conversion of
    convertible notes                       1,097,015    1,096                  117,827
Issue of shares for professional services      50,000       50                    9,950
Foreign currency translation                                                                               (130,756)     (130,756)
Net loss for the year                                                                      (3,822,903)   (3,822,903)
                                           -----------------------------------------------------------------------------------------
Balance at December 31, 2005               43,305,847   43,305    3,250,000  11,376,095   (14,217,656)   (3,953,659)     (332,189)
                                                                                                         -----------
Issue of shares on conversion of
    convertible notes                       2,259,297    2,259                  303,048
Issue of shares for professional services   1,000,000     1000                  124,000
Cancellation of shares issued for
    professional services                    (950,000)    (950)                     950
Stock-based compensation                                                        106,640
Foreign currency translation                                                                                (88,126)      (88,126)
Net loss for the period                                                                    (1,117,551)   (1,117,551)
Balance at June 30, 2006                   45,615,144   45,614    3,250,000  11,910,733   (15,335,207)   (1,205,677)     (420,315)
                                           ===================== ----------  =======================================================


       See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

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

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


           b) Nature of operations-cont'd

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

           Management is unable to determine the likelihood of this penalty materializing as at June 30, 2006. Any expense that may result from this penalty will be recognized in the period in which it becomes known.

           On May 10, 2006, the company received an invoice of $47,681from Concord Idea for the fees that Concord Idea spent on the termination of the lease. The company is unaware of such fees as there was no agreement on acceptance of this fee. Management is negotiating with Concord Idea and no agreement has been finalized and agreed to by both parties.

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


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

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


           4. CONVERTIBLE TERM NOTES AND DETACHABLE STOCK WARRANTS-CONT'D

           During the three month period ended March 31, 2006 a total of $132,538 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.087 to $0.110 per common share which resulted in the issue of 1,344,793 of common shares.

           During the three month period ended June 30, 2006 a total of $172,769 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.180 to $0.204 per common share which resulted in the issue of 914,504 of common shares.

           For the three months ended March 31, 2006 the beneficial conversion cost and the discount on warrants have been expensed in the amount of $69,150 and $104,156 respectively.

           For the three months ended June 30, 2006 the beneficial conversion cost and the discount on warrants have been expensed in the amount of $37,686 and $56,764 respectively.

           As of June 30, 2006, the Convertible notes are reflected in the Balance Sheet as under:

           Convertible debt                                          $1,275,000

           Less: Converted into common shares                        ($ 742,834)

           Less: Unamortized beneficial conversion cost                 ($7,346)

           Less: Unamortized discount on warrants                      ($11,067)
                                                                     ----------

            As per Balance Sheet                                       $513,753
                                                                     ==========


           5. STOCK BASED COMPENSATION

            In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised
           2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on January 1, 2006 using the "modified prospective" application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. As a result of using this method, the consolidated financial statements for the year ended December 31, 2005 were not restated for the impact of stock-based compensation expense. Awards granted after

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


       5.  STOCK BASED COMPENSATION-CONT'D

           December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123 (R) and recognized on a straight line basis over the service periods of each award.

           Had expense for the Company's stock- based compensation plans been determined based on the grant-date fair value for 2005, consistent with the provisions of SFAS 123 (R), the Company's reported and proforma net loss and net loss per share for the three months and six months ended June 30, 2005 would be as follows:

                                                                         Three Months Ended        Six Months Ended
                                                                           June 30, 2005             June 30, 2005
                                                                         ------------------        ----------------

           Net Loss-as reported                                            $  (1,124,050)           $  (2,066,892)
           Proforma stock-based compensation expense-as
           If grant date fair value had been applied to all
           Stock -based payment awards                                     $           -            $           -

                                                                           -------------            -------------
           Net loss-proforma for stock based compensation expense          $  (1,124,050)           $  (2,066,892)
                                                                           -------------            -------------

           Net loss per share-basic, as reported                           $       (0.03)           $       (0.05)

           Net loss per share-basic, proforma for stock- based
           Compensation expense                                            $       (0.03)           $       (0.05)


           As of June 30, 2006 there was $639,841 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The financial statements for the three months and six months period ended June 30, 2006 recognize compensation cost for the portion of outstanding awards which have vested during the period. The stock-based compensation expense for the three month and six month period ended June 30, 2006 was $ 53,320 and $106,640 respectively.

           No options were granted in the three month and six month period ended June 30, 2006 under the Company's stock-option plan.

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


       6.  ISSUE AND CANCELLATION OF SHARES

           THREE MONTHS ENDED MARCH 31, 2006

           During the three month period ended March 31, 2006 a total of $132,538 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.087 to $0.110 per common share which resulted in the issue of 1,344,793 of common shares.

           During the three month period ended March 31, 2006, the company issued 1,000,000 common shares to two consultants for professional services rendered. Out of these, 500,000 shares were issued @ $0.10 per common share and balance 500,000 issued @ $0.15 per share.

           During the three month period ended March 31, 2006, the company cancelled 950,000 common shares issued to two consultants during the third quarter of 2005. The cancellation of these shares was due to early termination of the agreement.

           THREE MONTHS ENDED JUNE 30, 2006

           During the three month period ended June 30, 2006 a total of $172,769 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.180 to $0.204 per common share which resulted in the issue of 914,504 of common shares.

       7.  PROMISSORY NOTE PAYABLE

           Promissory note bears interest at 3% per month, with principal and interest payable at March 31, 2005. Management is negotiating the terms with the lender. The new terms have not been finalized and agreed to by both sides.

       8.  LETTER OF INTENT

           On April 24, 2006, we entered into a non binding Letter of Intent with Zhejiang Figersense Communication Technology Company Limited ("Zhejiang Figersense") to enter into a definitive agreement with the shareholders of Perfisans pursuant to which Perfisans will acquire from Zhejiang Figersense shareholders 100% of the issued and outstanding share capital of Zhejiang Figersense in exchange for the issuance of Perfisans common shares in an amount to be determined. The Company is still doing its due diligence and no definitive agreement has as of yet been concluded.

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

       9.  SUBSEQUENT EVENTS

           In July, 2006 a total of $87,385 of the convertible term notes were converted into common stock. The conversions were done at average price of $0.117 (rounded) per common share which resulted in the issue of an additional 748,273 of common shares.

           In July 2006, the company issued 2,000,000 common shares valued @$0.12 per common share to a consultant being consulting fee for services to be provided for the six month period commencing July 1, 2006.

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

In reaction to the market and current funding and resources situation, the Company is in the process of re-structuring. Since our vendors and customers are in Asia, more focus has been put on the China and Taiwan operations. In July 2005, resources were reallocated from the Canadian operation to China and Taiwan; this move has resulted in lower operating costs. In responds to the re-structuring, the Company has moved to a smaller premises beginning November of 2005.

We have also revised the product development plan accordingly. The Company products are focused on the network interface semiconductor integrated circuits. We have also started our research on wireless network semiconductors. The design of following products will be finished and released upon receipt of additional funding:

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

We have executed convertible debenture agreements totaling $1.2 million as at March 21, 2005. Details of the agreement can be obtained through the recent 8K filing with SEC. We will have to secure the anticipated requisite remainder of funding through other means, such as sales of additional securities or other financing initiatives. We require to re-pay each month the principle of these convertible notes from August 17, 2005. The payments are done by issuing stocks.

We plan to increase the total number of employees in Taiwan and China. The addition will be in engineering, sales and marketing.

On April 24, 2006, we have entered into a non binding Letter of Intent with Zhejiang Fibersense Communication Technology Company Limited ("Zhejiang Fibersense") to enter into a definitive agreement with the shareholders of Perfisans pursuant to which Perfisans will acquire from Zhejiang Fibersense shareholders 100% of the issued and outstanding share capital of Zhejiang Fibersense in exchange for the issuance of Perfisans common shares in an amount to be determined. We are waiting for Zhejiang Fibersense to finish all the required procedures and documents in order to execute the merger agreement.

RESULTS OF OPERATION FOR PERFISANS HOLDINGS, INC.

We have reported no revenue (prior year first quarter $10,580) during this quarter. We are currently working on marketing our two products ENA1001 and ENA5031 to the potential customers.

Total operating expenses decreased for the three-month period ending June 30, 2006, from $776,989 to $388,061 or 50% from the corresponding prior year period. This decrease was primarily due to the reduction in the general and administrative expenses achieved due to the relocation of the operation to Asia during the period.

General and Administration fees decreased for the three-month period ended June 30, 2006, from $621,490 to $146,942 or 76% from the corresponding prior year period, primarily as a result of the decrease in operations.

Promissory note in the amount of $731,615 bears interest at 3% per month, with principal and interest payable at June 30, 2006. Management is working on the new terms. The new terms have not been finalized and agreed to by both sides.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended June 30, 2006, net cash used in operating activities amounted to $80,291, as compared to $1,314,908 for the same period in the prior year. The decrease in cash requirements for operating activities is primarily the result of decrease in operating and overhead expenses.

In March 2004, we borrowed $250,000 from an unaffiliated lender. The loan bears interest at 2% per month and is payable on July 3, 2004 or upon our receipt of at least $4,000,000 of proceeds from the sale of stock. In October 30, 2004 we increased the borrowed amount from the same lender to $392,208 which bears an interest at 3% per month. Promissory note in the total amount of $731,615 bears interest at 3% per month, with principal and interest payable at June 30, 2006. Management is working on the new terms. The new terms have not been finalized and agreed to by both sides. We are now in the process of extending the loan period. We intend to repay such loans out of proceeds from the sale of stock.

We currently have a balance of $379,674 to General Resources on such loans which we intend to repay out of the proceeds of the sale of stock.

At June 30, 2006, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:
Contractual obligations as of June 30, 2006 are as follows:

PAYMENTS DUE BY END OF PERIOD

--------------------------- ------------ -------------- ------------- ---------
CONTRACTUAL OBLIGATIONS         TOTAL     LESS THAN 1     AFTER 1-3       3-5
                                              YEAR          YEARS        YEARS
--------------------------- ------------ -------------- ------------- ---------
BUILDING LEASES                 $97,350        $19,470       $77,880        --
--------------------------- ------------ -------------- ------------- ---------
EQUIPMENT LEASES                     --             --            --        --
--------------------------- ------------ -------------- ------------- ---------
CONVERTIBLE TERM NOTE          $532,165       $532,165            --        --
--------------------------- ------------ -------------- ------------- ---------
PROMISSORY NOTE                $731,615       $731,615            --        --
--------------------------- ------------ -------------- ------------- ---------
TOTAL                        $1,361,130     $1,283,250       $77,880        --
--------------------------- ------------ -------------- ------------- ---------


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

                                         PERFISANS HOLDINGS, INC.


August 14, 2006                          By: /s/ To-Hon Lam
                                             ---------------

                                         To-Hon Lam
                                         Chief Executive Officer and Principal
                                         Accounting Officer