Form 10QSB
period 2006-09-30
PERFISANS HOLDINGS INC
filed 2006-11-14
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   -----------
                                    (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended September 30, 2006

or

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

As of November 10, 2006 there were 54,417,305 shares of common stock, par value $0.001 per share, outstanding.

                            PERFISANS HOLDINGS, INC.


PART I - FINANCIAL INFORMATION


Item 1. Financial Statements...............................................

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..............................................

Item 3. Controls and Procedures............................................


PART II - OTHER INFORMATION


Item 1. Legal Proceedings..................................................

Item 2. Changes in Securities..............................................

Item 3. Defaults Upon Senior Securities....................................

Item 4. Submission of Matters to a Vote of Security Holders................

Item 5. Other Information..................................................

Item 6. Exhibits and Reports on Form 8-K...................................


SIGNATURES.................................................................

                            PERFISANS HOLDINGS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                                   (UNAUDITED)



                                TABLE OF CONTENTS


       Interim Consolidated Balance Sheets as of September 30, 2006
           and December 31, 2005                                          1 - 2

       Interim Consolidated Statements of Operations for the
           three months ended September 30, 2006 and 2005                     3

       Interim Consolidated Statements of Operations for the
           nine months ended September 30, 2006 and 2005                      4

       Interim Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2006 and 2005                      5

       Interim Consolidated Statements of Changes in Stockholders'
       Deficiency for the nine months ended September 30, 2006 and
       for the year ended December 31, 2005                                   6

       Condensed Notes to Interim Consolidated Financial Statements        7-15

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                              September 30,        December 31,
                                                       2006               2005

                                                       $                   $

                                     ASSETS
       CURRENT ASSETS

           Cash and cash equivalents                 13,956              46,741
           Accounts receivable                           --              81,111
           Prepaid expenses and deposits              6,567               1,157
           Deferred costs (note 7)                  120,000                  --
                                                  ---------           ---------
                                                    140,523             129,009


       PROPERTY, PLANT AND EQUIPMENT                112,960             137,289


       INTELLECTUAL PROPERTY                              1                   1
                                                  ---------           ---------



                                                    253,484             266,299
                                                  =========           =========





        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                              September 30,        December 31,
                                                       2006                2005

                                                      $                   $
                                   LIABILITIES
       CURRENT LIABILITIES

           Accounts payable and
             accrued liabilities                  2,576,054           1,791,814
           Promissory note payable (note 8)         786,360             595,063
           Convertible term notes (note 4)          359,396             551,304
           Loan from shareholders                   567,265             458,563
                                                -----------         -----------
                                                  4,289,075           3,396,744
                                                -----------         -----------



                            STOCKHOLDERS' DEFICIENCY

       CAPITAL STOCK                                 49,362              43,303

       COMMON STOCK SUBSCRIBED                    3,250,000           3,250,000

       STOCK SUBSCRIPTIONS RECEIVABLE            (3,250,000)         (3,250,000)

       ADDITIONAL PAID - IN CAPITAL              12,373,074          11,376,095

       ACCUMULATED OTHER COMPREHENSIVE LOSS        (382,973)           (332,189)

       ACCUMULATED DEFICIT                      (16,075,054)        (14,217,656)
                                                -----------         -----------
                                                 (4,035,591)         (3,130,445)
                                                -----------         -----------
                                                    253,484             266,299
                                                ===========         ===========

         See condensed notes to interim consolidated financial statement

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                          2006             2005

                                                         $                $

REVENUE                                                     --            7,496

Cost and goods sold                                         --            5,493
                                                   -----------      -----------

GROSS PROFIT                                                --            2,003
                                                   -----------      -----------

OPERATING EXPENSES
  Stock-based compensation (Note 5)                     53,320               --
  General and administration                           492,986          751,590
  Interest                                              65,351           46,212
  Management salaries                                  100,000          100,000
  Amortization                                           9,929           15,718
                                                   -----------      -----------


TOTAL OPERATING EXPENSES                               721,586          913,520
                                                   -----------      -----------


OPERATING LOSS                                        (721,586)        (911,517)

    Interest income and research and
    Development tax refund                                 151          175,553
    Beneficial Conversion Cost
      expensed (note 4)                                 (7,346)        (135,369)
    Discount on warrants expensed
      (note 4)                                         (11,066)        (203,898)
                                                   -----------      -----------


LOSS BEFORE INCOME TAX                                (739,847)      (1,075,231)

    Income tax                                              --               --
                                                   -----------      -----------
NET LOSS                                              (739,847)      (1,075,231)
                                                   ===========      ===========

Loss per share, basic and diluted                        (0.02)           (0.03)
                                                   ===========      ===========


Weighted average shares outstanding                 48,531,866       40,304,061
                                                   ===========      ===========



        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                           2006            2005

                                                         $               $

REVENUE                                                      --          22,153

Cost and goods sold                                          --          15,234
                                                    -----------     -----------

GROSS PROFIT                                                 --           6,919
                                                    -----------     -----------


OPERATING EXPENSES
  Stock-based compensation (Note 5)                     159,960              --
  General and administration                            890,881       1,932,626
  Interest                                              191,090         124,787
  Management salaries                                   300,000         300,000
  Amortization                                           29,499          45,539
                                                    -----------     -----------


TOTAL OPERATING EXPENSES                              1,571,430       2,402,952
                                                    -----------     -----------


OPERATING LOSS                                       (1,571,430)     (2,396,033)

    Interest income and research and
      development tax refund                                277         175,620
    Beneficial Conversion Cost expensed
      (note 4)                                         (114,182)       (291,464)
    Discount on warrants expensed (note 4)             (171,986)       (439,014)
    Convertible term notes issue expense                     --        (190,705)
                                                    -----------     -----------


LOSS BEFORE INCOME TAX                               (1,857,321)     (3,141,596)

    Income tax                                               77             527
                                                    -----------     -----------

NET LOSS                                             (1,857,398)     (3,142,123)
                                                    ===========     ===========


Loss per share, basic and diluted                         (0.04)          (0.08)
                                                    ===========     ===========


Weighted average shares outstanding                  45,742,582      38,888,573
                                                    ===========     ===========


       See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                                            2006          2005
                                                                           $             $
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                          (1,857,398)   (3,142,123)
    Items not requiring an outlay of cash:
         Amortization                                                     29,499        45,539
         Beneficial conversion cost expensed (note 4)                    114,182       291,464
         Discount on warrants expensed (note 4)                          171,986       439,014
         Stock-based compensation                                        159,960          --
         Issue of shares for professional services                       365,000       540,000
         Issue of shares in lieu of interest on term notes (note 4)         --             847
         Decrease in accounts receivable                                  81,111        48,705
         Decrease (Increase) in prepaid expenses and deposits             (5,410)      (80,590)
         Increase in accounts payable and accrued liabilities             84,240       496,096
         Increase in deferred costs                                     (120,000)
         Interest portion of promissory notes                            166,588            --
         Interest portion of shareholders loans                           24,308            --
                                                                      ----------    ----------

NET CASH USED IN OPERATING ACTIVITES                                     (85,934)   (1,361,048)
                                                                      ----------    ----------


CASH FLOWS FROM FINANCING ACTIVITIES

    Repayment of long-term debt                                               --       (27,274)
    Proceeds from promissory note payable                                     --       126,209
    Repayment of loan from a shareholder                                      --       (30,000)
    Proceeds from loan from shareholders                                  70,555        90,000
    Gross Proceeds from issue of convertible term notes (note 4)              --     1,275,000
    Proceeds from exercise of stock options                                   --         6,875
                                                                      ----------    ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                           70,555     1,440,810
                                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property, plant and equipment                                 --       (10,812)
                                                                      ----------    ----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                   --       (10,812)
                                                                      ----------    ----------

EFFECT OF FOREIGN CURRENCY
EXCHANGE RATE CHANGES                                                    (17,406)      (27,912)
                                                                      ----------    ----------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS FOR THE PERIOD                                          (32,785)       41,038

    Cash and cash equivalents, beginning of period                        46,741        17,163
                                                                      ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  13,956        58,201
                                                                      ==========    ==========

        See condensed notes to interim consolidated financial statements

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND FOR THE YEAR ENDED DECEMBER 31, 2005
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

(UNAUDITED)

                                                       Common
                                                        stock            Common            Common          Additional
                                                      number of          Stock             stock            paid-in
                                                       shares            amount          subscribed         capital
                                                 -----------------------------------------------------------------------
                                                                              $               $               $
                                                 -----------------------------------------------------------------------
Balance as of December 31, 2004                      38,105,189            38,105         3,250,000        9,111,045
                                                                                        -----------
Exercise of stock options                                27,500                28                              6,848

Issue of shares on conversion of convertible
    notes                                               450,370               450                            151,550

Issue of shares in lieu of interest on
    convertible notes                                     2,512                 3                                845

Beneficial conversion for notes                                                                              508,730

Fair value of warrants issued                                                                                766,270

Issue of shares on conversion of convertible
    notes                                               873,261               873                            165,730

Issue of shares for professional services             2,700,000             2,700                            537,300

Issue of shares on conversion of convertible
    notes                                             1,097,015             1,096                            117,827

Issue of shares for professional services                50,000                50                              9,950

Foreign currency translation

Net loss for the year
                                                    ----------------------------------------------------------------
Balance at December 31, 2005                         43,305,847            43,305         3,250,000       11,376,095

Issue of shares on conversion of convertible
    notes                                             4,007,434             4,007                            474,069

Issue of shares for professional services             3,000,000              3000                            362,000

Cancellation of shares issued for professional
    services                                           (950,000)             (950)                               950

Stock-based compensation                                                                                     159,960

Foreign currency translation

Net loss for the period

Balance at September  30, 2006                       49,363,281            49,362         3,250,000       12,373,074
                                                    ===========       ===========       -----------      ===========


                                                                                        Accumulated
                                                                         Other             other
                                                                     Comprehensive     comprehensive
                                                      Deficit            Loss               loss
                                                 ----------------------------------------------------
                                                         $                  $                  $
                                                 ----------------------------------------------------
Balance as of December 31, 2004                     (10,394,753)       (4,637,178)         (201,433)
                                                                      -----------
Exercise of stock options

Issue of shares on conversion of convertible notes

Issue of shares in lieu of interest on
    convertible notes

Beneficial conversion for notes

Fair value of warrants issued

Issue of shares on conversion of convertible notes

Issue of shares for professional services

Issue of shares on conversion of convertible notes

Issue of shares for professional services

Foreign currency translation                                             (130,756)         (130,756)

Net loss for the year                                (3,822,903)       (3,822,903)
                                                    -----------       -----------       -----------
Balance at December 31, 2005                        (14,217,656)       (3,953,659)         (332,189)
                                                                      -----------
Issue of shares on conversion of convertible
    notes

Issue of shares for professional services

Cancellation of shares issued for professional services

Stock-based compensation

Foreign currency translation                                              (50,784)          (50,784)

Net loss for the period                              (1,857,398)       (1,857,398)

Balance at September  30, 2006                      (16,075,054)       (1,908,182)         (382,973)
                                                    ===========       ===========       ===========

           See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

       2.  GOING CONCERN AND NATURE OF OPERATIONS

           a) Going Concern

           Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. These include:

                1) Recurring operating losses
                2) Stockholders deficiency
                3) Working Capital deficiency
                4) Non renewal of intellectual property licenses
                5) Adverse key financial ratios
                6) Delay in conversion of convertible debt

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

           The Company was previously in the development stage and commenced earning revenue during the first quarter of 2004. The Company has funded its operations to date mainly through

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

           the issuance of shares. The Company released one product to the market in 2004. Due to lack of funds, the Company has deferred the development of the Dual Channel Gigabit network interface chip and iSCSI storage chip. The Company has also revised the product development plan based on the market and the current funding and resources situation. These products are focused on the wired and wireless network interface semiconductor integrated circuits.

           Product 1 - Gigabit Network interface chip. The Company released this network interface chip in the second quarter of 2004. The chip is being tested by the potential customers . A network interface card
           (NIC) is also produced using this Gigabit Network interface chip.

           Product 2 - Single Chip Gigabit network interface chip - The Company plans to market this product to network card manufacturers who are marketing products geared toward the enterprise market. Depending on the availability of funds, this product is planned to be released towards the end of 2007.

           Product 3 - Wireless Network Processor - This product will be targeted for high performance and cost sensitive markets. The Company plans to market this product primarily to wireless product manufacturers who are marketing products geared toward the consumer market. Depending on the availability of funds, the Company plans to release this product by the end of 2007.

       3.  CONTINGENCIES

           The Company had received a Job Creation Loan in the amount of $77,000. If job creation under the loan program did not materialize, the penalty would have been a retroactive increase in the interest rate to prime plus 2.5% per annum from prime plus 0.25% per annum.

           The loan was repaid on March 29, 2005 and accordingly, the company was not charged an additional interest penalty at that time.

           Management is unable to determine the likelihood of this penalty materializing as at September 30, 2006. Any expense that may result from this penalty will be recognized in the period in which it becomes known.

           On May 10, 2006, the company received an invoice of $47,681from Concord Idea for the fees that Concord Idea spent on the termination of the lease for our corporate headquarters at 4118 14th Avenue, Markham, Ontario. The company is unaware whether such fees are due as there was no agreement regarding the acceptance of this fee. Management is negotiating with Concord Idea and no agreement has been finalized and agreed to by both parties.

           The Company has been served with a Notice dated July 21, 2006 from a former employee and Investor of Griffin Industries (Our predecessor entity) for specific performance of the March 24, 1999 Rescission Agreement entered into by Griffin Industries with the former employee. The former employee is asking for replacement warrants equivalent in value to the price of stock on October 19, 1998 calculated at 150,000 shares priced at $3 per share for a total consideration of $450,000. The management is evaluating the validity of this claim.

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

       4.  CONVERTIBLE TERM NOTES AND DETACHABLE STOCK WARRANTS

           On March 21, 2005, the Company entered into a Securities Purchase Agreement with Alpha Capital ("Alpha"), Platinum Partners Value Arbitrage Fund LP ("Platinum"), Nite Capital, Ltd. ("Nite") and Whalehaven Capital Fund Limited ("Whalehaven"). Alpha, Platinum, Nite and Whalehaven are collectively referred to as the "Purchasers". The Company authorized the sale to the Purchasers of Convertible Term Notes (the "Notes") in the aggregate principal amount of $1,200,000, with an over allotment option of $240,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company received a total of $1,275,000 and retained the over allotment amount of $75,000. These Notes are convertible into common stock of the Company at a final price of $0.3375 per share. In connection with the offering, the Company issued an aggregate of
           8,300,000 warrants to purchase common stock at prices ranging from $0.3375 to $2.00 per share. Of the warrants, 1,777,778 are exercisable for a period of three years at $0.675 per share, 3,500,000 are exercisable for a period of three years at $2.00 per share, 1,777,778 are exercisable for a period of six months at $0.3375 per share, 888,888 are exercisable for a period of six months at $0.675 per share and 355,556 are exercisable for a period of three years at $0.54 per share. The proceeds of the offering will be used to fund acquisitions and for working capital.

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

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

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

           During the three month period ended September 30, 2006 a total of $172,769 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.083 to $0.133 per common share which resulted in the issue of 1,748,137 of common shares.

           For the three months ended March 31, 2006 the beneficial conversion cost and the discount on warrants have been expensed in the amount of $69,150 and $104,156 respectively.

           For the three months ended June 30, 2006 the beneficial conversion cost and the discount on warrants have been expensed in the amount of $37,686 and $56,764 respectively.

           For the three months ended September 30, 2006 the beneficial conversion cost and the discount on warrants have been expensed in the amount of $7,346 and $11,066 respectively.

           As of September 30, 2006, the Convertible notes are reflected in the Balance Sheet as under:

           Convertible debt                                    $1,275,000
           Less: Converted into common shares                  ($ 915,604)
           Less: Unamortized beneficial conversion cost               nil
           Less: Unamortized discount on warrants                     nil
            As per Balance Sheet                                 $359,397



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

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

           the consolidated financial statements for the year ended December 31, 2005 were not restated for the impact of stock-based compensation expense. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123 (R) and recognized on a straight line basis over the service periods of each award.

           Had expense for the Company's stock- based compensation plans been determined based on the grant-date fair value for 2005, consistent with the provisions of SFAS 123 (R), the Company's reported and proforma net loss and net loss per share for the three months and nine months ended September 30, 2005 would be as follows:

                                                                         Three Months           Nine Months
                                                                         Ended                  Ended
                                                                         Sept. 30, 2005         Sept. 30, 2005
                                                                        ----------------       ---------------

           Net Loss-as reported                                         $    (1,075,231)       $   (3,142,123)
           Proforma stock-based compensation expense-as
           If grant date fair value had been applied to all
           Stock -based payment awards                                  $         53,320       $        53,320
                                                                        ----------------       ---------------
           Net loss-proforma for stock based compensation
           expense                                                      $    (1,128,551)       $   (3,195,443)
                                                                        ----------------       ---------------

           Net loss per share-basic, as reported                        $         (0.03)       $        (0.08)

           Net loss per share-basic, proforma for stock- based
           Compensation expense                                         $         (0.03)       $        (0.08)

           As of September 30, 2006 there was $586,521 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The financial statements for the three months and nine months period ended September 30, 2006 recognize compensation cost for the portion of outstanding awards which have vested during the period. The stock-based compensation expense for the three month and nine month period ended September 30, 2006 was $ 53,320 and $159,960 respectively.

           No options were granted in the three month and nine month period ended September 30, 2006 under the Company's stock-option plan.

       6.  ISSUE AND CANCELLATION OF SHARES

           Three Months Ended March 31, 2006
           ---------------------------------

           During the three month period ended March 31, 2006 a total of $132,538 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.087 to $0.110 per common share which resulted in the issue of 1,344,793 of common shares.

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

           During the three month period ended March 31, 2006, the company issued 1,000,000 common shares to two consultants for professional services rendered. Out of these, 500,000 shares were issued at $0.10 per common share and balance 500,000 issued at $0.15 per share.

           During the three month period ended March 31, 2006, the company cancelled 950,000 common shares issued to two consultants during the third quarter of 2005. The cancellation of these shares was due to early termination of the agreement.

           Three Months Ended June 30, 2006
           --------------------------------

           During the three month period ended June 30, 2006 a total of $172,769 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.180 to $0.204 per common share which resulted in the issue of 914,504 of common shares.

           Three Months Ended September 30, 2006
           -------------------------------------

           During the three month period ended September 30, 2006 a total of $172,769 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.083 to $0.133 per common share which resulted in the issue of 1,748,137 of common shares.

           During the three month period ended September 30, 2006 the company issued 2,000,000 common shares to a consultant for professional services. These shares were issued at $0.12 per share.

       7.  DEFERRED COSTS

           In July 2006, the company issued 2,000,000 common shares valued at$0.12 per common share to a consultant being consulting fee for services to be provided for the six month period commencing July 1, 2006. Out of the total compensation for consulting fee valued at $240,000, the company expensed $120,000 during the quarter ended September 30, 2006 and deferred the balance cost of $120,000 to be expensed in the last quarter of 2006.

       8.  PROMISSORY NOTE PAYABLE

           Promissory note bears interest at 3% per month, with principal and interest payable at March 31, 2005. Management is negotiating the terms with the lender. The new terms have not been finalized and agreed to by both sides.


       9.  LETTER OF INTENT

           On April 24, 2006, the Company entered into a non binding Letter of Intent with Zhejiang Figersense Communication Technology Company Limited ("Zhejiang Figersense") to enter into

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)

           a definitive agreement with the shareholders of Perfisans pursuant to which Perfisans will acquire from Zhejiang Figersense shareholders 100% of the issued and outstanding share capital of Zhejiang Figersense in exchange for a number of Perfisans' common shares to be determined at a later date. The Company is still doing its due diligence and no definitive agreement has been concluded as of the date of this filing.

       10. SUBSEQUENT EVENTS

           a) Changes in directors and management

           On November 8, 2006, the Board of Directors accepted the resignation of Mr. To Hon Lam as President, Chief Executive Officer, and Treasurer of the Corporation and was replaced by Mr. Bok Wong. Mr. To Hon Lam is staying as a director of the Company and is appointed as Advisor to the President during the transition period of six months. He will also head the engineering function of the Company.

           b) Subsequent issue of common shares

           On October 6, 2006 the Company issued 4,350,000 common shares to various consultants for professional services valued at $0.12 per share, resulting in an expense of $522,000 as per the resolution as of August 23, 2006. The Company has expensed to general and administration for $282,000 in this quarter, and the balance expense of $240,000 relating to the next quarter will be expensed in the last quarter of 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PLAN OF OPERATIONS

We were incorporated in Maryland on October 14, 1997 as a venture capital vehicle for investors. As such, we were qualified as a business development company under the Investment Company Act of 1940 and voluntarily complied with the Securities and Exchange Commission's public reporting requirements. As a business development company, we were eligible to make investments in qualifying companies and would have earned returns, if any, upon the sale of those investments.

In the summer of 1998, we terminated our status as a business development company and accordingly, our regulation under the Investment Company Act of 1940, due to our intention to acquire 100% of the assets or shares of heavy construction equipment companies.

Due to a downturn in the private and public capital markets in late 1998 and early 1999, and in particular in the valuations of heavy construction equipment companies, we abandoned the acquisition plan and after conducting extensive research, our board of directors decided to pursue a business plan that called for the acquisition of companies that provide services via the Internet.

Since 2000, we have explored a variety of potential business opportunities and did not actively conduct significant operations. We maintained compliance with SEC reporting requirements in order to maintain our status as a public company until a suitable acquisition candidate was found.

Consequently, after devoting years and various attempts to develop a profitable, ongoing business, and without realistic sources of additional financing in sight, our former management was receptive when approached by representatives of Perfisans Networks concerning a possible business combination. Subsequent discussions led to the execution of the Acquisition Agreement in December 2003.

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

In reaction to the market and current funding and resources situation, the Company is in the process of re-structuring. Since our vendors and customers are in Asia, more focus has been put on the China and Taiwan operations. In July 2005, resources were reallocated from the Canadian operation to China and Taiwan. This move has resulted in lower operating costs. In response to the re-structuring, the Company has moved to a smaller premises beginning November of 2005.

We have also revised the product development plan accordingly. The Company products are focused on the network interface semiconductor integrated circuits. We have also started our research on wireless network semiconductors. Due to our current funding situation, the Company has deferred the development of the Dual Channel Gigabit network interface chip and iSCSI storage chip. In turn, the Company has planned the design of the following products, which will be finished and released upon receipt of the necessary funding to complete production:

Single Chip Gigabit network interface chip - Management plans to market this product to network card manufacturers who are marketing products geared toward the enterprise market. Depends on funding situation, this product is planned to be released towards the end of 2007.

Wireless Network Processor - This product will be targeted for high performance and cost sensitive markets. Management plans to market this product primarily to wireless product manufacturers who are marketing products geared toward the consumer market. Provided funding is available, the Company plans to release this product by the end of 2007.

For the next twelve months, the engineering team will be concentrating on the support and further development of the single port gigabit network interface controller.

Along with Canada, Taiwan and China are key regions for us to penetrate to implement our plan of operation. Manufacturers Agents (known as "reps") and Distributors (known as "distis") will be contracted to market and sell Perfisans' chips. A disti buys, resells and maintains local inventories of the computer chips that the Company will provide. The disti is responsible for the costs of selling to customers, accounts receivables, collections and the maintenance of local inventories, that otherwise would fall on Perfisans. A rep earns commissions on the sales of Perfisans' chips. A rep is a separate, arms length company that negates or minimizes the need for Perfisans to staff its own field sales force, thereby minimizing Perfisans' cost of sales. In some cases the rep and disti will be one and the same company capable of acting as and performing the functions of either a rep or disti in accordance with local market needs. As a rep, the rep earns commissions on sales of our chips. As a disti, he buys and resells our chips and maintains local inventories. The current industry trend is for reps and distis to be combined in one company.

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

We had executed convertible debenture agreements totaling $1.2 million as at March 21, 2005. Details of the agreement can be obtained through the 8K filing with SEC. We will have to secure the anticipated requisite remainder of funding through other means, such as sales of additional securities or other financing initiatives. The repayments have not been fully completed in the 13-month stipulated time but will be completed by year end by the issuance of stocks.

We plan to increase the total number of employees in Taiwan and China. The addition will be in engineering, sales and marketing.

On April 24, 2006, we entered into a non binding Letter of Intent with Zhejiang Fibersense Communication Technology Company Limited ("Zhejiang Fibersense") to enter into a definitive agreement with the shareholders of Perfisans pursuant to which Perfisans will acquire from Zhejiang Fibersense shareholders 100% of the issued and outstanding share capital of Zhejiang Fibersense in exchange for the issuance of Perfisans common shares in an amount to be determined. We are waiting for Zhejiang Fibersense to finish all the required procedures and documents in order to execute the merger agreement.

On November  8, the Board of  director  has the  following  notes:

     1. The board recognizes the good effort of the present management team in leading the Corporation to this date despite being hindered by lack of funding, and

     2. The Board desires to get the Corporation into significant revenue generating mode, expedite the process of revenue generation through its present contracts, seek new ones, and while preserving its fundamental technical strength and capabilities in the Semiconductor field, and

     3. The Corporation may consider utilizing its present sales channels or have to form new relationships, or form strategic alliances or acquiring other companies which have synergistic operation to the Corporation, or other options as necessary to increase its financial position, and

     4. The Board considers that Corporation needs a strong sales plan as well as capitalize its technical asset base in a simultaneous manner, and

     5. The Board considers the experience of Bok Wong in marketing, sales, and business development and his familiarity with the China and Asia Pacific market to be of timely value for the Corporation, and also considers the experience of To Hon Lam in the technical semiconductor field to be of value to Corporation.

On the same date, the Board of directors has made the following resolutions.

     1. To direct the Board to create the necessary corporate policies and for management to present the Board with a plan to meet the Corporations objectives and to take the necessary action in order to focus the
          Corporation into growing its revenue base, commercialize its technology, capture opportunities quicker in the market by organic growth and/or acquisition, and

     2. To accept the recommendation of Mr. To Hon Lam to have Mr. Bok Wong lead the Corporation in its new phase of commercialization and business development, and that the resignation of To Hon Lam as President, Chief Executive Officer, and Treasurer of the Corporation is hereby accepted, with To Hon Lam remaining as a member of the Board,

     3. That Bok Wong is hereby appointed as President, Chief Executive Officer and Treasurer of the Corporation, and to hold such office for as long as consent by the Board of Directors is unanimously held, and

     4. That To Hon Lam be appointed as Advisor to the President during the transition period of six (6) month to assist the incoming President and insure a smooth transition, and,

     5. That To Hon Lam be appointed to head the engineering functions of the Corporation

Management believes that the above changes in company organization and the recent strategic direction into the wireless broadband access market, the company will be able to focus on commercializing its technology assets.
Management also believes that this will enable the company to develop more channel partners and thus focus in increasing revenue.

RESULTS OF OPERATION FOR PERFISANS HOLDINGS, INC.

We have reported no revenue (prior year third quarter $22,153) during this quarter. We are currently working on marketing our two products ENA1001 and ENA5031 to the potential customers.

Total operating expenses decreased for the three-month period ending September 30, 2006, from $913,520 to $721,586 or 21% from the corresponding prior year period. This decrease was primarily due to the reduction in the general and administrative expenses achieved due to the relocation of the operation to Asia during the period.

General and Administration fees decreased for the three-month period ended September 30, 2006, from $751,590 to $492,986 or 34% from the corresponding prior year period, primarily as a result of the decrease in operations.

Promissory note in the amount of $786,360 bears interest at 3% per month, with principal and interest payable at September 30, 2006. Management is working on the new terms. The new terms have not been finalized and agreed to by both sides.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2006, net cash used in operating activities amounted to $85,934, as compared to $1,361,048 for the same period in the prior year. The decrease in cash requirements for operating activities is primarily the result of decrease in operating and overhead expenses.

In March 2004, we borrowed $250,000 from an unaffiliated lender. The loan bears interest at 2% per month and is payable on July 3, 2004 or upon our receipt of at least $4,000,000 of proceeds from the sale of stock. In October 30, 2004 we increased the borrowed amount from the same lender to $392,208 which bears an interest at 3% per month. Promissory note in the total amount of $786,360 bears interest at 3% per month, with principal and interest payable at September 30, 2006. Management is working on the new terms whichhave not been finalized and agreed to by both sides. We are now in the process of extending the loan period. We intend to repay such loans out of proceeds from the sale of stock.

We currently have a balance of $379,674 to General Resources on such loans which we intend to repay out of the proceeds of the sale of stock.

At September 30, 2006, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

Contractual obligations as of September 30, 2006 are as follows:


PAYMENTS DUE BY END OF PERIOD

--------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS        TOTAL        LESS THAN       AFTER 1-3      3-5
                                             1 YEAR           YEARS       YEARS
--------------------------------------------------------------------------------
BUILDING LEASES                $87,615         $9,735          $77,880        $0
--------------------------------------------------------------------------------
EQUIPMENT LEASES                    --             --               --        --
--------------------------------------------------------------------------------
CONVERTIBLE TERM NOTE         $359,396       $359,396               --        --
--------------------------------------------------------------------------------
PROMISSORY NOTE               $786,360       $786,360               --        --
--------------------------------------------------------------------------------
TOTAL                       $1,233,371     $1,155,491          $77,880        $0
--------------------------------------------------------------------------------


RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on January 1, 2006 using the "modified prospective" application method of adoption. This method requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. As a result of using this method, the consolidated financial statements for the year ended December 31, 2005 were not restated for the impact of stock-based compensation expense. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123 (R) and recognized on a straight line basis over the service periods of each award.

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




SOFTWARE DEVELOPMENT COSTS

Development costs related to software products are expensed as incurred until technological feasibility of the product has been established. Based on our product development process, technological feasibility is established upon completion of a working model. Costs incurred by us between completion of theworking model and the point at which the product is ready for general release have not been significant. Accordingly, no costs have been capitalized to date.

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

                                    PERFISANS HOLDINGS, INC.


November 14, 2006                   By: /s/ Bok Wong
                                        ------------

                                    Bok Wong
                                    Chief Executive Officer and
                                    Principal Accounting Officer