Form 10KSB
period 2006-12-31
PERFISANS HOLDINGS INC
filed 2007-04-17
CIK 1049861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                  -------------

(Mark One)

[X] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2006.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes |X|   No |_|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes |_| No |X|

         The issuer's net sales for the most recent fiscal year were $23,172

         The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on April 16, 2006 was approximately $1,500,000. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of April 16, 2007 there were 85,401,400 shares of common stock, par value $0.001 per share, issued and outstanding.

         Documents Incorporated by Reference: NONE

         Transitional Small Business Disclosure Format (Check one):
Yes |_|  No |X|

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I ...............................................................         1

         Item 1.  Business  ..........................................         1

         Item 2.  Properties .........................................         7

         Item 3.  Legal Proceedings ..................................         7

         Item 4.  Submission of Matters to a Vote of Security Holders          8


PART II ..............................................................        13


         Item 5.  Market for Registrant's  Common Stock and Related
                  Stockholder Matters ................................        13

         Item 6.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................        15

         Item 7.  Financial Statements .......................       F-1 to F-24

         Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.................        17

         Item 8A. Controls and Procedures ............................        18


PART III .............................................................        19


         Item 9.  Directors and Executive Officers of the Registrant .        19

         Item 10. Executive Compensation .............................        21

         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters .........        23

         Item 12. Certain Relationships and Related Transactions .....        24

         Item 13. Exhibits and Reports on Form 8-K ...................        24

         Item 14. Principal Accountant Fees and Services .............        25

PART I

ITEM 1. BUSINESS

COMPANY HISTORY AND INTRODUCTION

Perfisans Holdings, Inc. ("Perfisans" or the "Company") is an innovator of high performance semiconductors that enable data communication network connectivity. The company was incorporated in the State of Maryland on October 14, 1997 under the name Griffin Industries, Inc. The company had no operations prior to the acquisition of Perfisans Networks Corporation. On December 3, 2003, the company changed its name to Perfisans Holdings, Inc.

Perfisans Holdings, Inc. was formed through the acquisition of all of the capital stock of Perfisans Networks Corporation, a Canadian company registered in the Province of Ontario on December 19, 2003. As a result of the acquisition, Perfisans Networks Corporation became our wholly owned subsidiary.

INDUSTRY BACKGROUND

World commerce, government, scientific, military and other activities today rely on the rapid, reliable and accurate transfer of business information, scientific data, and correspondence between individuals and organizations. This sharing and transfer of data and other information occurs locally within organizations, between groups of organizations, within communities and countries, and internationally around the world. This sharing and transfer of information is done by means of internal and external systems known as networks. A network within an organization is typically known as a Local Area Network (LAN), or an Intranet, and an external network between organizations is generally referred to as a Wide Area Network (WAN). Similarly, a network operating in a city or other such community is often referred to as a Metropolitan Area Network (MAN). The term Extranet is also used to denote networks used by companies to communicate with suppliers and customers. The data and other information are transmitted within and between these networks. In this explanation, the term "data" is used to denote business information, scientific data and correspondence.

To enable this sharing of information within a LAN, an agreed language or convention or "standard" must be used so that the various computer systems can effectively communicate with each other. One commonly used such standard is known as "Ethernet" which has become the de-facto LAN standard.

The rate, or speed, at which data is transferred, is a critical factor in determining the efficiency of the network. The data transfer speed is expressed in terms of the number of millions of bits of data, which are transferred per second, or "Mega bits per second (Mbps)". Typical speeds encountered are 10 Mbps and 100 Mbps, with "10/100Mbps" being the common acronym. To meet the demand for faster data throughput, a speed of 1000Mbps is now targeted in the networking industry. 1000Mpbs is also known as "Gigabit".

A network is basically a system comprising several computers which are connected either directly by cables or wirelessly, and through local, national and international telephone networks. A widely known communication system is the "Internet", or "World Wide Web".

Communication between these computer systems is accomplished using devices and systems known as Network Interface Devices or Systems. Typically these Network Interfaces take the form of a printed circuit board known as a Network Interface Card (NIC). NICs are typically installed in personal computers, routers and servers.

As the name implies, a "router" is a device which directs, or routes, information across a network to the desired end location. A "server" is generally a powerful computer which, together with the interconnecting cables, telephone systems, etc., form the framework - or backbone - of networks.

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

With the growth of globalization and the advance of developing countries, it is generally recognized that the amount of such data and other information that is being sent locally, nationally and around the world is continually growing, and in turn requires the continual enhancement of both the computer systems involved and the NIC technology. Management believes that it is this ongoing need for the enhancement of the NIC technology that presents growing business opportunities for the application and use of Perfisans' technology and products.

The quality and efficiency of the technology utilized in such NICs is critical to the successful, rapid and reliable sharing and transmitting of data. Perfisans' technology and devices are designed to increase speed and the ability to share data. Perfisans delivers its technology in what Management believes to be a cost effective solution embodied in silicon chips or semiconductors.

The rate, or speed, at which data is transferred across networks, is critical since the growth of business and other activity results in an ever-increasing amount of data being transferred. In turn, the ability of the various computer, router and server components, that make up the networks, to "keep up" with this increasing traffic (also referred to as "bandwidth") in data is being stretched to the limits of the technology used in these various network component systems. This results in "bottlenecks" within the networks which ultimately slow down the transfer of data.

This situation is further aggravated by the burden, referred to above, of managing the TCP/IP overhead in the data stream, which accounts for a large portion of the processing power available.

The need therefore arises for NIC technology, which can alleviate this problem by eliminating the bottlenecks.

Perfisans has developed a Gigabit Ethernet solution, which is designed to significantly reduce the need for the network processors to devote a large portion of their processing power to managing the TCP/IP overhead. This is known as "TCP/IP Off-Load", and Perfisans' chip is therefore known as a "TCP/IP Off-Load Engine", or "TOE".

The markets for Perfisans' TOE devices are therefore all users of NIC cards, which includes manufacturers of laptop and desktop computers, routers, servers, Storage Area Networks (SAN), LAN, MAN, and WAN systems. An important additional market segment is the Small Business Home Office sector, known as "SOHO", which includes individual consumers. Perfisans intends to address all of these markets with what Management believes are competitively priced products.

In addition to NIC cards, Perfisans' chips will be installed directly on motherboards in desktop and laptop computers, thereby conserving space where it is at a premium, and in "host bus adapters". The "host" is the computer in which the NIC or Perfisans chip is installed, and incorporates the processor (CPU) which normally has the job of managing the entire data packet.

Management believes that computer networking is a growing segment of the Information Technology (IT) industry. Although PC networking grew widely in the 1980s with the rise of client/server computing, a number of recent trends have greatly accelerated their adoption and expansion. As firms try to enhance efficiency and worker productivity to remain competitive, they are increasing their use of Intranets for shared applications and internal files, Extranets to connect to external suppliers and customers, and the Internet. In addition, the growing number of network users and the increasing average size of electronic files sent through them require networks with greater speed and bandwidth, driving users to upgrade or expand their networking technologies.

Management believes that the current drive presents an opportunity for Perfisans to meet the demand for optimized network solutions by developing a family of products, or chips to address the SAN, LAN, MAN, and WAN. Management intends to use marketing strategies and tactics based on Perfisans capabilities and benefits to develop and maintain strong, sustainable competitive positions in the Consumers, SOHO, and Enterprise markets. A key component of our marketing strategy will be the development of partnerships with industry leading original equipment manufacturers (OEMs) and non-competing chipmakers, in order to gain exposure to maximum market share in the shortest possible time.

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

          o Our Management believes that success in the semiconductor industry goes to the company which succeeds in being the first to market. Prime examples are ATI Technologies in the graphic chips market and Genesis Microchip in the flat panel display market. Our first product was launched during the 2nd quarter of 2006 and now is undergoing a commercialization stage.

Ethernet based communications is the de-facto technology for LAN today. Ethernet was initially designed when networking speeds were much slower, and when host system Central Processing Unit (CPU) resources were considered more than ample. However, the inexorable rise in network throughput to today's

Gigabit levels has not been accompanied by commensurate increases in host CPU resources. This scenario has created a serious and growing bottleneck in networks, with a consequent poor overall network performance.

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

The Technical Solution

Management believes that Perfisans' Gigabit Ethernet TOE products, embedded in the Network Interface Card (NIC) will yield significant increases in data throughput. Our technology significantly reduces drag on the network speed by freeing up the host computer processor to concentrate on processing the payload data. In addition, Perfisans TOE chip's backward compatibility with older 10/100 Mbps network systems is designed to eliminate the need for the operator to invest in costly system upgrades or replacements.

The benefits accrued in breaking the bottleneck caused by TCP/IP processing in the host system lies in gaining the benefits of higher performance networking applications. This not only immediately benefits current server and desktop Gigabit Ethernet applications, but accelerates the two paradigm shifts in modern computing: networked storage and client/server-based computing.

Management believes that as network throughputs further outpace processor speeds, the advantages of TOE will become even more indispensable as these trends accelerate.

Management believes that the sharing of online information, data, and resources among multiple devices at home and in offices is becoming increasingly important. Internet use by home and small businesses has increased dramatically over the past several years, and management expects it to expand rapidly in the future as more consumers are able to access the Internet at broadband speeds. As networking grows in popularity, Ethernet network link speeds have been increasing.

The growth of Ethernet data throughput from 10 Mbit/sec to 10 Gbit/sec has surpassed the increase in microprocessor performance in mainstream servers and CPU incorporated in the computer systems. The growth in the ready supply of network bandwidth and the proliferation of high performance fibre has resulted in Internet traffic that is increasingly dominated by rich-media content. Graphic intensive applications such as video-email, video conferencing, online presentations and desktop delivery of movies over the Internet, have become the norm.

Management does not believe that this growth in network data throughput and storage will decline. Management believes that the rapidly pressing need to alleviate the bottleneck caused by weak host CPU being thus increasingly burdened with both processing the ever faster payload transfer speeds, as well as the TCP/IP protocol, presents a growth business opportunity for Perfisans.

PERFISANS PRODUCTS:

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

 We have completed the design of a single port gigabit network interface controller ENA1001 and released the product to the market. We have also began providing prospective customers samples of this product.

Additinaly we have also completed the design of a single port gigabit network interface adapter card ENA5031 using our single port gigabit network interface controller ENA1001. This adapter serves two purposes. One is to act as the demonstration vehicle for the ENA1001 controller. We will also sell this single port gigabit network interface adapter card ENA5031 to the computer system integrators.

We have identified three market segments with potential need for our chips:

     o Consumer;
     o Small Office Home Office (SOHO);  and
     o Enterprise  (large  organizations networking) Market.

PERFISANS TECHNOLOGY

Perfisans technology utilizes System-On-A-Chip (SOC) designs and our chips require no software programming to be performed by the customer.

MANUFACTURING

Although Perfisans believes that it has a choice of several leading semiconductor foundries for the manufacture of its chips, to date it has utilized OKI Semiconductor Company in Japan to manufacture its sample chips. We send purchase orders to foundries, which manufacture products of this type. The purchase orders typically cover the cost and lead times of the products being produced.

RESEARCH AND DEVELOPMENT

We have invested significant resources towards research and development activities in order to develop our products. These expenses are expected to be fully borne by our customers. These costs will be built into the selling price of products.

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

PERFISANS COMPETITIVE ADVANTAGE

The market for TCP/IP Offload engine products is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and competitive pricing. Companies in the market compete based on price point and the ability to deliver innovative products. As this is an emerging market, Management expects our competitive pressure to come from both start-ups and traditional network component vendors. Although the Network Processor Units (NPU) segment presently contains numerous start-ups, Management believes that it has a wide enough head start to gain and hold mind share and market share in this segment of the Network Processor Units arena. This is critical in the computing industry as Management believes that the company that launches its product first can easily capture a significant market share.

Some of our competitors have positioned their products at the low end of the industry. This portion of the industry has the characteristics of a commodity market with minimal product performance, low and unpredictable average selling prices (ASPs), continual price pressure and consequent unpredictable gross margins. We have positioned our products at the high end of the industry with high guaranteed performance levels, in order to attract higher and more predictable ASPs and gross margins.

In comparison to our primary competitors, Management believes that Perfisans possesses key competitive advantages, and that Perfisans strength lies in its ability to deliver highly integrated, and fully featured products, and in-depth support to our customers through their entire product development cycle in a partnership business relationship. This approach will ensure rapid times to market for our customers, while also enabling us to secure the edge in capturing new customer business ahead of our competition, and the potential to win repeat volume business at predictable and high ASPs and gross margins. We will employ this partnership business model to capture an increasing share of the strategic OEMs who serve the key SOHO and home networking markets. Management believes that other competitors in the TOE/Storage network processor market are primarily targeting the enterprise market. Management believes that our primary competitors are Aegis Broadband Inc. and Marvell Technology Ltd.

Sustainable Competitive Advantage

We have designed our initial portfolio of products with what Management believes to be strong sustainable competitive advantages, including: Superior Performance and Design

The SNA architecture delivers high performance data path optimization and a protocol engine with software flexibility and true wire speed delivery that maximizes the utilization of the wire bandwidth. There is no data replication or copying during data processing so data transfer speed is optimized. It easily scales to 10 Gbps and beyond through straightforward semiconductor process scaling.

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

Higher Overall ROI for Customers

Customers using our products will benefit from fast times to market as a result of significantly reduced product development cycles due to:

            o The simplicity of our hardware design;

            o The absence of a need for software  programming,  which translates into a much reduced development cycle;

            o Perfisans' System On Chip (SoC) methodology providing scalability;
              and

            o Perfisans  commitment to in-depth design and  application  support throughout the customer's product development cycle.

MARKETING AND DISTRIBUTION

Our products are primary sold through channel partners which include commissioned manufacturer's agents, distributors, as dictated by local market conditions. We are developing partnership relationships with potential customers in the industry.

Perfisans has chosen Taiwanese manufacturers to be the first target customer base for the following reasons:

            o Perfisans  already enjoys existing strong business  connections in this location;

            o These  companies,   and  Taiwanese  companies  in  general,   will
              typically   benefit  from  and  welcome  our  superior  IC  design
              expertise, and are prone to rapid adoption of new and better performing products; and

            o The  economic  slowdown  in North  America has caused us to direct immediate attention to penetrating the Taiwanese market by leveraging the extensive experience and connection of our management team.

As a component supplier to Network Infrastructure companies, it is important to develop strategic relationships with these companies. While we have not generated any sales to date, Management believes, although there can be no assurance, that the industry contacts available through it will bring a great deal of credibility to the entire organization, and will facilitate and expedite the forging of strong strategic alliances. The wider focus of the company is to target strategic OEMs in the United States, Europe and Asia. We are currently engaged in negotiations with manufacturer agents (known as "reps") and distributors (known as "distis") in Canada and Taiwan.

EMPLOYEES

     As of March 31, 2007, we had four full-time employees and 15 contractors in Canada, US, Taiwan and China.

ITEM 2. DESCRIPTION OF PROPERTIES

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise

PART II

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are quoted on the NASD's OTC Bulletin Board under the symbol "PFNH" Listed below are the high and low sale prices for the shares of our common stock during the fiscal years ended December 31, 2005, 2006 and through April 13, 2007, as adjusted to reflect the reverse split of our shares of common stock effectuated on December 3, 2003. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

                                  Common Stock
                                  ------------

                                            High                  Low
                                            ----                  ---
Fiscal 2005
-----------
First Quarter                              $0.60                 $0.27
Second Quarter                              0.48                  0.22
Third Quarter                               0.39                  0.15
Fourth Quarter                              0.20                  0.05

Fiscal 2006
-----------
First Quarter                              $0.29                 $0.07
Second Quarter                              0.30                  0.08
Third Quarter                               0.17                  0.08
Fourth Quarter                              0.08                  0.03

Fiscal 2007
-----------

First Quarter                              $0.06                 $0.03
--------------------------------------------------------------------------------
Through April 13, 2007                      0.03                  0.02
--------------------------------------------------------------------------------

On April 13, 2007 there were approximately 225 holders of record of our 85,401,400 shares of common stock issued and outstanding.

On April 13, 2007 the last sale price of the shares of our common stock as reported on the OTC Bulletin Board was $0.03.

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

RECENT SALES of UNREGISTERED SECURITIES

The following is a list of our securities that have been sold or issued by us during the past three years. Each of these securities was sold without registration under the Securities Act of 1933, in reliance on Section 4(2) of the 1933 Act and the provisions of Regulation D.


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

During the third quarter of 2005 a total of $166,604 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.159 to $0.245 per common share which resulted in the issue of an additional 873,261 of common shares.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the financial statements and notes appearing elsewhere in this Annual Report on Form 10-KSB.

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


OVERVIEW

Perfisans Holdings, Inc., a Maryland corporation formerly known as Griffin Industries, Inc., acquired 100% of the capital stock of Perfisans Networks Corporation, an Ontario corporation on December 19, 2003.

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

In the summer of 1998, we terminated our status as a business development company under the Investment Company Act of 1940, due to our intention to acquire 100% of the assets or shares of heavy construction equipment companies.

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

Through our wholly owned subsidiary Perfisans Networks Corporation, an Ontario corporation, we are engaged in the development of integrated circuits that will accelerate the network protocol processing.

In reaction to the market and current funding and resources situation, the we are in the process of re-structuring. Since our vendors and customers are in Asia, more focus has been put on the China and Taiwan operations. In July 2005, resources were reallocated from the Canadian operation to China and Taiwan; this move has resulted in lower operating costs. In responds to the re-structuring, we have moved to smaller office in November 2005.

We have also revised the product development plan accordingly. Our products are focused on the network and consumer semiconductor integrated circuits.

Along with Canada, Taiwan and China are key regions for us to penetrate to implement our plan of operation. Reps and distis will be contracted to market and sell Perfisans' chips. A disti buys, resells and maintains local inventories of the computer chips that the Company will provide. The disti is responsible for the costs of selling to customers, accounts receivables, collections and the maintenance of local inventories, that otherwise would fall on Perfisans. A rep earns commissions on the sales of Perfisans' chips. A rep is a separate, arms length company that negates or minimizes the need for Perfisans to staff its own field sales force, thereby minimizing Perfisans' cost of sales. In some cases the rep and disti will be one and the same company capable of acting as either rep or disti according to local market needs. In rep mode, the rep earns commissions on sales of our chips. In disti mode, the disti buys and resells our chips and maintains local inventories. The current industry trend is for reps and distis to be combined in one company.

Our sales costs are:

     o Travel costs by the sales people to the market areas at intervals dictated by sales activity and priorities;

     o The commission that has to be paid for the reps which will be pegged between 10% to 15% of the selling price; and

     o The costs of locally based support staff as determined by the needs of penetrating and maintaining specific strategic customers.

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

Despite having limited revenue since inception, we believe that our management has developed a business plan that, if successfully implemented, could substantially improve our operational results and financial conditions. The adequacy of cash resources over the next twelve months is primarily dependent on our operating results and the ability to obtain proceeds from the sales of securities. The projected cash requirement for the next twelve months will be $5 million.

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

We have executed convertible debenture agreements totaling $1.2 million as of March 21, 2005. We will secure the remainder of the funding through other means, such as sales of additional securities or other financing initiatives. We began making monthly payments on the convertible notes on August 17, 2005. The payments are made by issuing stock.

On March 21, 2007, we entered into a Securities Purchase Agreement dated as of March 12, 2007, by and among Perfisans Holdings, Inc. (the "Company"), and Alfred Morgan Capital Ltd ("AMC"). Whereby the Company authorized the sale to AMC of a Convertible Term Note (the "Notes") in the principal amount of One Hundred Fifty Thousand ($150,000). The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes are convertible into common stock of the Company as set forth in the Securities Purchase Agreement filed as Exhibit 99.2. In connection with the offering, the Company issued an aggregate of 750,000 warrants to purchase common stock. The $150,000 principal amount of Notes are part of a contemplated private placement of up to $10,000,000. The proceeds of the offering will be used to fund acquisitions and for working capital.

Conversion of the Notes is dependant on an effective Registration Statement.

We have hired contractors and consultants in Taiwan and China. We plan to hire engineering, sales and marketing contractors.

We have appointed three corporate advisors in San Jose, California for corporate development. We have leased an office space in San Jose, California since January, 2007. We have a marketing agreement with Aurelius Consulting Group, Inc. We also plan to hire some contractors in the area of business development and marketing.

As we move forward, we will seek merger and/or acquisition targets. We may also spin off the Intellectual Property (IP) of the company into a IP licensing company.

While we have explored business opportunities in marketing and sales of products that are not produced by us. We intend to develop a marketing strategy for our own internally developed chips.

FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005

We have reported total revenue of $23,172 (prior year $17,242) with a gross profit of $565 (prior year gross loss $74,304) for the year ended December 31, 2006.

Total operating expenses decreased for the twelve-month period ending December 31, 2006, from $2,816,693 to $2,673,695 or 5% from the corresponding prior year period. This decrease was primarily due to the decrease in stock based compensation and the relocation of the operation to Asia during the period.

General and Administration fees decreased for the twelve-month period ending December 31, 2006, from $2,159,155 to $1,675,028 or 22% from the corresponding prior year period, primarily as a result of the decrease in operations.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had an accumulated deficit of $17,176,670. For the year ended December 31, 2006, net cash used in operating activities amounted to $141,810, as compared to $1,420,447 for the year ended December 31, 2005.

Since inception, we have relied principally on proceeds from the sale of securities to fund our activities. During the year ended December 31, 2006, we used $141,810 in cash for operating activities which was provided by $108,161 from financing activities, resulting in a $25,185 decrease in cash during the period after adjusting for foreign currency exchange rate changes.

In March 2004, we borrowed $250,000 from an unaffiliated lender. The loan bears interest at 2% per month and is payable on July 3, 2004 or upon our receipt of at least $4,000,000 of proceeds from the sale of stock. In October 30, 2004 we increased the borrowed amount from the same lender to $392,208 which bears an interest at 3% per month. The total amount of the loan with principle and interest was $595,063 as of December 31, 2005 and $807,619 as of December 31, 2006. Management is renegotiationg the new terms. The new terms have not been finalized and agreed to by both sides. We are now in the process of extending the loan period.

We currently have a balance of $364,150.66 owed to General Resources Company on such loans. We intend to repay such loans out of proceeds from future additional funding raised by sale of stock.

During the second quarter of 2005, we received an additional loan of $70,000 from a shareholder, General Resources Company, at an interest of 3% per month. The repayment date has not yet been formalized.

We received a loan from a director of $90,000 during 2005.

At December 31, 2006, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

We estimate that we will require approximately $10,000,000 in cash to fund our activities until revenues are sufficient to cover costs, which we will obtain principally through the sale of shares of our common stock. We have no commitment from any person to acquire all or any of such securities or to provide funding through any other mechanism other than as disclosed in the prospectus related to the sale of the shares of our common stock to SBI and Westmoreland. We expect that additional capital will be required if we are unable to generate sufficient revenues from commercialization of our products within the next 18 months.

OFF-BALANCE SHEET ARRANGEMENTS
None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:
Contractual obligations as of December 31, 2006 are as follows:

PAYMENTS DUE BY END OF PERIOD

--------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS           TOTAL        LESS THAN   AFTER 1-3    3-5
                                                1 YEAR       YEARS     YEARS
--------------------------------------------------------------------------------
BUILDING LEASES                  $77,720        $38,860     $38,860        $0
--------------------------------------------------------------------------------
EQUIPMENT LEASES                      --             --          --        --
--------------------------------------------------------------------------------
CONVERTIBLE TERM NOTE           $186,631       $186,631          --        --
--------------------------------------------------------------------------------
PROMISSORY NOTE                 $807,619       $807,619          --        --
--------------------------------------------------------------------------------
TOTAL                         $1,071,970     $1,033,110     $38,860        $0
--------------------------------------------------------------------------------


RECENT ACCOUNTING PRONOUNCEMENTS:

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and are required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position and operations.

In March  2006,  the FASB  issued SFAS No. 156,  "Accounting  for  Servicing  of
Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position and operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company's results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year beginning November 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") - the fair value option for financial assets and liabilities including in amendment of SFAS 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This

Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statement.

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


ITEM 7. FINANCIAL STATEMENTS

Our Consolidated Financial Statements and related notes begin on Page F-1 of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 30, 2004, we filed an amendment to the Current Report on Form 8-K/A filed on January 5, 2004 regarding our acquisition of Perfisans Networks Corporation in which we also disclosed that we dismissed Dohan & Company ("Dohan"), our former independent auditor, in connection with the acquisition.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

NAME           AGE      POSITION
Bok Wong       44       CEO, President, Principle Accounting Officer & Chairman
To-Hon Lam     47       Director
Eric Wang      41       Director

Each of the above officers and directors shall hold office until the next annual meeting of our shareholders or until a successor is elected and qualified.

BOK WONG. Bok Wong co-founded Perfisans Networks in February 2001 and has acted as its Vice President of Operations and Business since inception. Mr. Wong became the President and CEO in November 2005. Previously he co-founded Intervis Corporation, a System On Chip design consulting company. Intervis is a multi million dollar company, which designs complex network ASICchips and network processors for companies such as 3COM, Nortel, and Cabletron. He was the principal consultant of Intervis from 1998 to 2000 and Trebia Director of ASIC Technology from 2000 to February 2001. Mr. Wong has also worked with ATI Technologies, Genesis Microchip, and Philips in Hong Kong.

TO-HON LAM. To-Hon Lam co-founded Perfisans Networks in February 2001 and has served as our Director since 2001. Prior to Perfisans, he successfully launched Matrox Toronto Design Center specializing in multi-million gate graphics and video processors. Mr. Lam has managed over 100 software and hardware projects. He was the co-founder and Director of Engineering with SiconVideo where he has employed from 1999 through February 2001. He also worked with ATI Technologies, where he designed several state of the art application specific integrated circuits (ASIC). ATI is currently a leader in the graphic chip design industry. Mr. Lam has over 21 years of engineering and design management experience with ASIC technologies.

ERIC WANG has served as our Director since 2005. A 13-year veteran of General Resources where he served as Vice President & CFO. As Vice President and CFO, he had overall responsibility for Financial Controls & Planning. Prior to that he was the deputy manager of Shang-Ching United C.P.A. Firm

Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

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

All of our executive officers are required to affirm in writing that they have reviewed and understand the Code of Ethics.

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

LIMITATION ON LIABILITY AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

Under Maryland state law, a director or officer is generally not individually liable to the corporation or its shareholders for any damages as a result of any act or failure to act in his capacity as a director or officer, unless it is proven that:

1. his act or failure to act constituted a breach of his fiduciary duties as a director or officer; and

2. his breach of those duties involved intentional misconduct, fraud or a knowing violation of law.

This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. As a consequence of this provision, our stockholders will be unable to recover monetary damages against directors or officers for action taken by them that may constitute negligence or gross negligence in performance of their duties unless such conduct falls within one of the foregoing exceptions. The provision, however, does not alter the applicable standards governing a director's or officer's fiduciary duty and does not eliminate or limit our right or the right of any stockholder to obtain an injunction or any other type of non-monetary relief in the event of a breach of fiduciary duty.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under the securities laws of the United States, our directors, our executive (and certain other) officers, and any persons holding ten percent or more of our shares of common stock must report on their ownership of our shares of common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2006, based solely on a review of filings made with the SEC, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, certain information concerning the compensation of our Chief Executive Officer and each other most highly compensated executive officers of our company whose aggregate compensation exceeded $100,000 during the years ended December 31, 2006, 2005,and 2004.

SUMMARY COMPENSATION TABLE

                                                                                  SECURITIES
                                                                                  UNDERLYING
NAME AND PRINCIPAL                                             OTHER ANNUAL         OPTIONS       LTIP       ALL OTHER
POSITION COMPENSATION        YEAR       SALARY       BONUS     COMPENSATION         /SARS (#)    PAYOUTS    COMPENSATION
BOK WONG
Chairman, President,CEO
and Treasurer (1)             2006      200,000         0            0                 0            0            0
                              2005      200,000         0            0                 0            0            0
                              2004      100,000         0            0                 0            0            0

TO-HON LAM
Director (2)                  2006      200,000         0            0                 0            0            0
                              2005      200,000         0            0                 0            0            0
                              2004      100,000         0            0                 0            0            0


(1) Mr. Wong became the Chairman, President, CEO and Treasurer of the Company effective November 8, 2006.

(2) Mr. Lam resigned as the Chairman, President, CEO and Treasurer of the Company effective November 8, 2006.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR [update]

                                  SHARES ACQUIRED  ON        VALUE         # OF SHARES UNDERLYING
NAME AND PRINCIPAL POSITION       EXERCISE                   REALIZED      OPTIONS AT YEAR END
BOK WONG
Chairman, President and CEO                                                     2,000,000

TO-HON LAM
Director                                                                        2,450,000

STOCK OPTIONS

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

There was no option granted in the fiscal year of 2006.

EMPLOYMENT AGREEMENTS

Each of Bok Wong, President and Chief Executive Officer and To-Hon Lam, has entered into employment agreements with us. Such agreements became effective upon the effectiveness of the registration statement the first draft of which was filed on February 12, 2004.

Mr. Wong's employment agreement has an initial term of two years with subsequent one-year renewal periods. His employment agreement may be terminated by us for cause or upon his death or disability. In the event of Mr. Wong's disability, termination of his employment agreement by us following a change in control or termination of his employment agreement by him for good reason, Mr. Wong is entitled to receive (i) the unpaid amount of his base salary earned through the date of termination; (ii) any bonus compensation earned but not yet paid; and(iii) a severance payment equal to one (1) year of his then current salary. In addition, Mr. Wong will be immediately vested in any options, warrants, retirement plan or agreements then in effect. Good reason means (i) a material change of Mr. Wong's duties, (ii) a material breach by us under the employment agreement, or (iii) a termination of Mr. Wong's employment in connection with a change in control.

As used in Mr. Wong's employment agreement, "change in control" means (1) our merger or consolidation with another entity where the members of our Board, do not, immediately after the merger or consolidation, constitute a majority of the Board of Directors of the entity issuing cash or securities in the merger or consolidation immediately prior to the merger or consolidation, or (2) the sale or other disposition of all or substantially all of our assets.

In the event of termination for cause, all of Mr. Wong's unexercised warrants and options, whether or not vested, will be canceled, and Mr. Wong will not be eligible for severance payments. In the event of voluntary termination, all of Mr. Wong's unbelted warrants and options will be canceled and he will have three(3) months from the date of termination to exercise his rights with respect to the unexercised but vested options. He will not be eligible for severance payments.

Mr. Wong's employment agreement provides for an annual salary of $200,000 per year. Mr. Lam has an identical employment agreement to that of Mr. Wong.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2006, our authorized capitalization consisted of 150,000,000 shares of common stock, par value $.001 per share. As of March 31, 2007, there were 85,401,400 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the shareholder.

The following table sets forth, as of December 31, 2006, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

                                  NUMBER OF SHARES       PERCENTAGE OF SHARES
NAME OF BENEFICIAL OWNER (1)      BENEFICIALLY OWNED(2)  BENEFICIALLY OWNED (3)
----------------------------      --------------------   ----------------------
General Resources Co.             8,000,000              9.37%
Bok Wong                          5,000,000              5.85%
To-Hon Lam                        5,000,000              5.85%
Eric Wang                                 *                  *

* Equates to less than one percent.

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

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


We currently have a balance of $364,150.66 owed to General Resources Company, a company whose chairman is Chris Chen. We intend to repay such loans out of proceeds from future additional funding raised by the sale of our common stock.

During the second quarter of 2005, we received an additional loan of $70,000 from General Resources Company, at an interest of 3% per month. The repayment date has not yet been formalized.

We received a loan from director of $90,000 during 2005.

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

          10.6    Employment Agreement with To-Hon Lam(1)

          10.7    Employment Agreement with Bok Wong(1)

          10.8 Stock Purchase Agreement by and between the Registrant and Alfred Morgan Corporation (2)*

          14      Code of Ethics (1)

          21      Subsidiaries of the registrant (1)

          31.1    Rule 13a-14(a)/15d-14(a) Certification. (2)

          32.1 Certification by the Chief Executive Officer & Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements. (2)*

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to our company by our principal accountant Schewartz Levitsky Feldman llp for the fiscal year ended December 31, 2005 and December 31, 2006 are as follows:


                               2006                         2005

Audit-Related Fees     $5,000 - 10QSB 3/31/06      $5,000 - 10QSB 3/31/05
                       $5,000 - 10QSB 6/30/06      $4,000 - 10QSB 6/30/05
                       $3,000 - 10QSB 9/30/06      $4,700 - 10QSB 9/30/05
                                                   $29,258.86 - 10KSB 12/31/05

All Other Fees         $1,200                      $1,500
         Total         $14,200                     $42,958.86

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

       PERFISANS HOLDINGS, INC.

       By:  Bok Wong
           --------------
           CEO, Principal Accounting Officer and Chairman of the Board

      In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.


--------------------------------------------------------------------------------

SIGNATURE                       TITLE                               DATE
---------                       -----                               ----

Bok Wong                CEO, Principal Accounting
                        Officer and Chairman of the Board      April 17, 2007


--------------------------------------------------------------------------------
To-Hon Lam              Director                               April 17, 2007


--------------------------------------------------------------------------------
Eric Wang               Director                               April 17, 2007

                            PERFISANS HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2006 AND 2005

      TOGETHER WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                            PERFISANS HOLDINGS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2006 AND 2005

      TOGETHER WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                        (AMOUNTS EXPRESSED IN US DOLLARS)




                                TABLE OF CONTENTS


        Report of Independent Registered Public Accounting Firm                1

        Consolidated Balance Sheets as of December 31, 2006 and 2005       2 - 3

        Consolidated Statements of Operation for the years ended
                December 31, 2006 and 2005                                     4

        Consolidated Statements of Cash Flows for the years ended
                December 31, 2006 and 2005                                 5 - 6

        Consolidated Statements of Changes in Stockholders' Deficiency
               for the years ended December 31, 2006 and 2005                  7

        Notes to Consolidated Financial Statements                        8 - 26

SCHWARTZ LEVITSKY FELDMAN LLP
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO o MONTREAL




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Perfisans Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Perfisans Holdings, Inc. as at December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders' deficiency for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfisans Holdings, Inc. as at December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in accordance with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has incurred losses since inception and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



      1167 Caledonia Road
      Toronto, Ontario M6A 2X1
      Tel:  416 785 5353
      Fax:  416 785 5663



                                                 "SCHWARTZ LEVITSKY FELDMAN LLP"

Toronto, Ontario, Canada                                   Chartered Accountants
April 5, 2007                                        Licensed Public Accountants





                                                                    Initialed
                                                                       as
                                                                      read
                                                                  ------ -------
                                                                  ------ -------

PERFISANS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                          2006           2005

                                                            $              $

                                     ASSETS
       CURRENT ASSETS

           Cash and cash equivalents                    21,556          46,741
           Accounts receivable (note 7)                      -          81,111
           Prepaid expenses and deposits                     -           1,157
                                                      --------        --------

                                                        21,556         129,009

       PROPERTY, PLANT AND EQUIPMENT (note 8)            8,708         137,289

       INTELLECTUAL PROPERTY (note 9)                        1               1
                                                      --------        --------
                                                        30,265         266,299
                                                      ========        ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


       APPROVED ON BEHALF OF THE BOARD

                                            Director
       -------------------------------------

                                            Director
       -------------------------------------

PERFISANS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                                      2006               2005

                                                                                        $                  $

                                                         LIABILITIES
       CURRENT LIABILITIES

           Accounts payable and accrued liabilities (note 11)                    2,765,664           1,791,814
           Promissory note payable (note 21)                                       807,619             595,063
           Convertible term notes (note 13)                                        186,631             551,304
           Loan from shareholders (note 12)                                        598,256             458,563
                                                                             -------------        ------------

                                                                                 4,358,170           3,396,744
                                                                             -------------        ------------




       COMMITMENTS AND CONTINGENCIES (notes 16 and 17)

                                                  STOCKHOLDERS' DEFICIENCY

       CAPITAL STOCK (note 14)                                                      58,166              43,305
       COMMON STOCK SUBSCRIBED                                                   3,250,000           3,250,000
       STOCK SUBSCRIPTIONS RECEIVABLE                                           (3,250,000)         (3,250,000)
       ADDITIONAL PAID - IN CAPITAL                                             13,112,355          11,376,095
       ACCUMULATED OTHER COMPREHENSIVE LOSS                                       (321,756)           (332,189)

       DEFICIT                                                                 (17,176,670)        (14,217,656)
                                                                             -------------        ------------

                                                                                (4,327,905)         (3,130,445)
                                                                             -------------        ------------

                                                                                    30,265             266,299
                                                                             =============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

PERFISANS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
    (AMOUNTS EXPRESSED IN US DOLLARS)

                                                                 2006           2005

                                                                   $              $
    REVENUE                                                     23,172         17,242

        Total Cost and goods sold (Note 4)                      22,607         91,546
                                                           -----------    -----------

    GROSS PROFIT (LOSS)                                            565        (74,304)
                                                           -----------    -----------

    OPERATING EXPENSES

      Stock-based compensation                                 213,280              -
      General and administration                             1,675,028      2,159,155
      Interest                                                 256,033        172,068
      Management salaries                                      400,000        400,000
      Amortization                                              39,284         85,470
      Loss on disposal/impairment of capital assets             90,070
                                                           -----------    -----------

    TOTAL OPERATING EXPENSES                                 2,673,695      2,816,693
                                                           -----------    -----------

    OPERATING LOSS                                          (2,673,130)    (2,890,997)
        Interest income, research and
        development tax credit and other income (note 6)           361        250,441
        Beneficial conversion cost expensed (note 13)         (114,182)      (394,548)
        Discount on warrants expensed (note 13)               (171,986)      (594,283)
        Convertible term notes issue expense                         -       (193,000)
                                                           -----------    -----------

    NET LOSS BEFORE TAXES                                   (2,958,937)    (3,822,387)
        Income tax                                                  77            516
                                                           -----------    -----------

    NET LOSS                                                (2,959,014)    (3,822,903)
                                                           ===========    ===========

Loss per share, basic and diluted                                (0.06)         (0.10)
                                                           ===========    ===========

    Weighted average shares outstanding                     48,057,800     39,878,718
                                                           ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

PERFISANS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                                      2006         2005
                                                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                      (2,959,014)   (3,822,903)
    Items not requiring an outlay of cash:
         Amortization                                                 39,284        85,470
         Loss on disposal/impairment of capital assets                90,070           -
         Issue of shares for professional services                   887,000       550,000
         Stock-based compensation                                    213,280           -
         Decrease (Increase) in accounts receivable                   80,944       (13,493)
         Decrease in prepaid expenses and deposits                     1,155        30,980
         Increase in accounts payable and accrued liabilities        973,850       833,625
         Beneficial conversion cost expensed                         114,182       394,548
         Discount on warrants expensed                               171,986       594,283
         Interest portion of promissory notes                        213,782
         Interest portion of shareholders loan                        31,671
         Issue of shares in lieu of interest on term notes                 -           848

           Inventory write-off (Note 4)                                    -       (73,805)
                                                                 -----------   -----------

NET CASH USED IN OPERATING ACTIVITES                                (141,810)   (1,420,447)
                                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Repayment of bank loans                                                -       (26,345)
    Proceeds from promissory note payable                                  -       179,323
    Proceeds from (Repayment of) loan from a shareholder             108,161        80,820
    Proceeds from issuance of shares (net of share issue costs)            -             -
    Gross proceeds from issue of convertible term notes(note14)            -     1,275,000
    Proceeds from exercise of stock options                                -         6,876
                                                                 -----------   -----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                      108,161     1,515,673
                                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES

 (Purchase of) property, plant and equipment                               -       (12,728)
Sale of property, plant and equipment                                      -         7,840
                                                                 -----------   -----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                -        (4,888)
                                                                 -----------   -----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES                       8,464       (60,760)
                                                                 -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
    FOR THE YEAR                                                     (25,185)       29,578

    Cash and cash equivalents, beginning of year                      46,741        17,163


CASH AND CASH EQUIVALENTS, END OF YEAR                                21,556        46,741

PERFISANS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)

                                             2006             2005

                                               $                $

INCOME TAXES PAID                             77                 516
                                         =======           =========



INTEREST PAID                                  -              11,040
                                         =======           =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

PERFISANS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(AMOUNTS EXPRESSED IN US DOLLARS)

                                           Common                                                                      Accumulated
                                            stock      Common      Common     Additional                    Other         other
                                          number of    Stock       stock       paid-in                  Comprehensive  comprehensive
                                           shares      amount    subscribed    capital       Deficit         Loss          loss
                                        ------------  -------- ------------- ------------ ------------ --------------- -------------
                                                          $          $            $             $              $              $
                                        ------------  -------- ------------- ------------ ------------ --------------- -------------
Balance as of December 31, 2004          38,105,189    38,105    3,250,000    9,111,045    (10,394,753)    (4,637,178)    (201,433)
                                                                -----------
Exercise of stock options                    27,500        28                     6,848

Issue of shares on
  conversion of
 convertible notes                          450,370       450                   151,550

Issue of shares in lieu of
  interest on
  convertible notes                           2,512         3                       845

Beneficial conversion
  for notes                                                                     508,730

Fair value of warrants
  issued                                                                        766,270

Issue of shares on
  conversion of
  convertible notes                         873,261       873                   165,730

Issue of shares for
  professional services                   2,700,000     2,700                   537,300

Issue of shares on
  conversion of
  convertible notes                       1,097,015     1,096                   117,827

Issue of shares for
  professional services                      50,000        50                     9,950

Foreign currency translation                                                                                 (130,756)    (130,756)

Net loss for the year                                                                       (3,822,903)    (3,822,903)
                                        ------------------------------------------------------------------------------------------

Balance at December 31, 2005             43,305,847    43,305    3,250,000   11,376,095    (14,217,656)    (3,953,659)    (332,189)

Issue of shares on
  conversion of
  convertible notes                       8,461,354     8,461                   642,380

Issue of shares for
  professional services                   7,350,000     7,350                   879,650

Cancellation of shares
  issued for
  professional services                    (950,000)     (950)                      950

Stock-based compensation                                                        213,280

Foreign currency translation                                                                                   10,433       10,433

Net loss for the year                                                                       (2,959,014)    (2,959,014)
                                        ------------------------------------------------------------------------------------------

Balance at December 31, 2006             58,167,201    58,166    3,250,000   13,112,355    (17,176,670)    (2,948,581)    (321,756)
                                        ===========  ========   ----------   ==========   ============    ===========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

PERFISANS HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)


     1.   GOING CONCERN

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

          3)   Working Capital deficiency

          4)   Non renewal of intellectual property licenses

          5)   Adverse key financial ratios

          6)   Delay in conversion of convertible debt

          The continuation of the company as a going concern is dependent upon its ability to raise additional financing and ultimately attain and maintain profitable operations. These consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

     2.   NATURE OF OPERATIONS

          Perfisans Holdings, Inc. (the"Company") is a technology development company. The principal activity of the Company is the design and development of integrated circuits for commercial purposes.

          The Company was previously in the development stage and commenced earning revenue during the first quarter of 2004. The Company has funded its operations to date mainly through the issuance of shares.

          The Company released one product to the market in 2004. Due to funding restrictions, the Company has deferred the development of the Dual Channel Gigabit network interface chip and iSCSI storage chip. The Company has also revised the product development plan based on the market and the current funding and resources situation. These products are focused on the wired and wireless network interface semiconductor integrated circuits.

          Product 1 - Gigabit Network interface chip. The Company released this network interface chip in the second quarter of 2004. The chip is being tested by the potential customers. A network interface card
          (NIC) is also produced using this Gigabit Network interface chip.

          Product 2 - Single Chip Gigabit network interface chip - The Company plans to market this product to network card manufacturers who are marketing products geared toward the enterprise market. Due to funding restrictions the release of this product has been delayed and depending upon funding availability, this product will be released, but not before the end of 2007.

          Product 3 - Wireless Network Processor - This product will be targeted for high performance and cost sensitive markets. The Company plans to market this product primarily to wireless product manufacturers who are marketing products geared toward the consumer market Due to funding restrictions the release of this product has been delayed and depending upon funding availability, this product will be released, but not before the end of 2007.

PERFISANS HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)


     3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a)   Use of Estimates

               These financial statements have been prepared in accordance with generally accepted accounting principles in the United Stated of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumption. Actual amounts may differ from these estimates. Significant estimates include accrual for liabilities and amortization and impairment of capital assets. These financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

          b)   Basis of consolidated Financial Statements

               The consolidated financial statement as of December 31, 2006 includes the accounts of Perfisans Holdings, Inc, and its wholly-owned subsidiaries, Perfisans Networks Corporation and Perfisans Networks (Taiwan) Corporation. All material inter-company balances and transactions have been eliminated.

          c)   Cash and Cash Equivalents

               Cash and cash equivalents include cash on hand, amounts due to banks, and any other highly liquid investments with a maturity of three months or less. The carrying amounts approximate fair values because of the short-term maturity of those instruments.

          d)   Fair value of Financial Instruments

               The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2006 and 2005 the carrying value of financial instruments approximates their fair value due to the short-term maturity of these instruments.

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

PERFISANS HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)


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

          j)   Income Taxes

               The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

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

          m)   Long-Lived Assets

               In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

PERFISANS HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)


          n)   Stock Based Compensation

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

               Had expense for the Company's stock- based compensation plans been determined based on the grant-date fair value for 2005, consistent with the provisions of SFAS 123 (R), the Company's reported and proforma net loss and net loss per share for the year ended December 31, 2005 would be as follows:

                                                                  Year ended
                                                               December 31, 2005
                                                               -----------------

           Net Loss-as reported                                   $  (3,822,903)
           Proforma stock-based compensation expense-as
           If grant date fair value had been applied to all
           Stock -based payment awards                            $     106,640
                                                                  -------------
           Net loss-proforma for stock based compensation
           expense                                                $  (3,929,543)
                                                                  -------------
           Net loss per share-basic, as reported                  $       (0.10)

           Net loss per share-basic, proforma for stock- based
           Compensation expense                                   $       (0.10)


           As of December 31, 2006 there was $533,201 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The financial statements for the year ended December 31, 2006 recognize compensation cost for the portion of outstanding awards which have vested during the year. The stock-based compensation expense for year ended December 31, 2006 was $ 213,280.

           No options were granted during the year ended December 31, 2006 under the Company's stock-option plan.

PERFISANS HOLDINGS INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)


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

          p)   Asset Retirement Obligation

               The Company accounts for asset retirement obligations in accordance with Financial Accounting Standards Board ("FASB") Statement No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"), which requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which a company incurs the obligation.

          q)   Concentration of Credit Risk

               SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

          r)   Recent Pronouncements

               In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No.
               109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)


     3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont'd

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company's results of operations and financial condition.

          In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB
          Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No.158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)




     3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-Cont'd

          In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative  and  qualitative  factors;  and  (iii) to  adjust  their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year beginning November 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

          In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") - the fair value option for financial assets and liabilities including an amendment of SFAS 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)



     4.   TOTAL COST OF GOODS SOLD

          Includes $ nil ($73,805 in 2005) specific charge for inventory write-off relating to inventory acquired during the year.

     5.   OTHER COMPREHENSIVE INCOME (LOSS)

          The components of other comprehensive income (loss) are as follows:

                                                        2006           2005

                                                          $              $


           Net loss                                  (2,959,014)    (3,822,903)

           Foreign currency translation adjustment        10,433      (130,756)
                                                    ------------   -----------

           Other Comprehensive loss                   (2,948,581)   (3,953,659)
                                                    ============   ===========

          The foreign currency translation adjustments are not currently adjusted for income taxes as the Company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which is done as disclosed in note 3(i).


     6.   INVESTMENT TAX CREDITS

          The Company participates in research and development activities which are eligible for tax credits upon filing of the Company's determination of qualifying expenditures. These amounts are subject to review and approval by the Canada Revenue Agency prior to the receipt of the funds. The Company recorded tax credits of $ Nil in 2006 ($243,503 in 2005).


     7.   ACCOUNTS RECEIVABLE

                                                      2006               2005

                                                        $                  $

          Trade receivable                              -                    -
          Goods & Service tax receivable                -               30,051
          Tax credit receivable                         -               51,060
          Less: Allowance for doubtful accounts                              -
                                                 --------           ----------

          Accounts receivable, net                                      81,111
                                                 ========           ----------

          The Company carries accounts receivable at the amount it deems to be collectible. Accordingly, the Company provides allowances for accounts receivable it deems to be uncollectible based on management's best estimates. Recoveries are recognized in the period they are received. The ultimate amount of accounts receivable that becomes uncollectible could differ from those estimated.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)



     8.   PROPERTY, PLANT AND EQUIPMENT

                                                   2006                2005

                                                     $                   $

          Furniture and fixtures                  54,408              84,560
          Office equipment                        29,848              46,509
          Computer equipment                      96,573             131,573
          Computer software                      128,649             136,906
                                              ----------          ----------


          Cost                                   309,478             399,548
                                              ----------          ----------


       Less: Accumulated amortization

          Furniture and fixtures                  52,408              44,288
          Office equipment                        29,248              24,888
          Computer equipment                      90,466              72,727
          Computer software                      128,648             120,356
                                              ----------          ----------

                                                 300,770             262,259
                                              ----------          ----------

          Net                                      8,708             137,289
                                              ==========          ==========

          During the year 2006, the Company reviewed the impairment on property, plant and equipment and wrote down a total of $90,070 (2005 $Nil) from the cost of such capital assets. Several factors are taken into account for such write down, including but not limited to, management's plans for future operations and projected undiscounted cash flows.



     9.   INTELLECTUAL PROPERTY

                                                  2006                2005

                                                    $                   $

          Intellectual property                  327,324             327,324
          Less:  Impairment write down          (327,323)           (327,323)
                                              ----------          ----------

                                                       1                   1
                                              ==========          ==========

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)


     9.   INTELLECTUAL PROPERTY-Conti-d

          Intellectual property represents licenses to use, modify and prepare derivative works of licensors' source material. Licenses may be subject to annual and usage fees. The terms of the licenses continue indefinitely unless breached by the terms of the agreements. As at December 31, 2006 and December 31, 2005, the Company had three licensing agreements, which it entered into between April 2002 and July 2002. These licenses are non-transferable, non-sublicensable and royalty free. The Company must pay annual support and maintenance fees to the licensors to maintain the terms of the agreements. These licenses give the Company the right to incorporate licensor software into the Company's internally-developed software and the products it is developing.

          Annual support and maintenance fees are expensed as they become due. For 2006 an 2005, the company is in breach of payment of its annual support and maintenance fees, and in default of such fee payment, the licensors may not maintain the terms of the agreements.

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


     10.  BANK INDEBTEDNESS

          The Company has overdraft protection available up to a maximum of $8,300. The Company did not use the overdraft protection as at December 31, 2006 and December 31, 2005.

     11.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                          2006           2005

                                                            $              $

          Accounts payable and accrued liabilities are comprised of the following:

          Accounts payables                               415,570        398,703
          Accrued liabilities                           2,350,094      1,393,111
                                                       ----------     ----------

                                                        2,765,664      1,791,814
                                                       ==========     ==========

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)



     12.  LOAN FROM SHAREHOLDERS

          The loan from the shareholders excluding a loan of $90,000 is unsecured, non-interest bearing, with no specific terms of repayment. The shareholders loan of $90,000 is unsecured, bears interest at 3% per month with no specific terms of repayment.


     13.  CONVERTIBLE TERM NOTES AND DETACHABLE STOCK WARRANTS

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

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)



     13.  CONVERTIBLE TERM NOTES AND DETACHABLE STOCK WARRANTS-Conti-d

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

          During the three month period ended December 31, 2006 a total of 172,765 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.038 to $0.040 per common share which resulted in the issue of 4,453,920 of common shares.

          For the year ended December 31, 2006 the beneficial conversion cost and the discount on warrants have been expensed in the amount of $114,182 and $171,986 respectively.

          As of December 31, 2006, the Convertible notes are reflected in the Balance Sheet as under:

          Convertible debt                                 $1,275,000
          Less: Converted into common shares             ($ 1,088,369)
          Less: Unamortized beneficial conversion cost         nil
          Less: Unamortized discount on warrants               nil
                                                        -------------

           As per Balance Sheet                              $186,631
                                                        =============

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)



     14.  CAPITAL STOCK

           a)   Authorized

                5,000,000 non-voting Preferred shares with a par value of $0.001 per share 150,000,000 Common shares with a par value of $0.001 per shares

           b)   Issued

                58,167,201 Common shares (43,305,847 in 2005).

           c)   Changes to Issued Share Capital

                    Year Ended December 31, 2005
                    ----------------------------

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

                During the third quarter of 2005 a total of $166,604 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.159 to $0.245 per common share which resulted in the issue of an additional 873,261 of common shares.

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

                  Year Ended December 31, 2006
                  ----------------------------

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

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)


     14.  CAPITAL STOCK-Conti-d

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

           During the three month period ended September 30, 2006 the company issued 2,000,000 common shares to a consultant for professional services. These shares were issued @$0.12 per share for services to be provided for the six month period commencing July 1, 2006 and ending December 31, 2006. Out of the total compensation for consulting fee valued at $240,000, the company expensed $120,000 during the quarter ended September 30, 2006 and deferred the balance cost of $120,000 which was expensed in the last quarter of 2006.

           During the three month period ended December 31, 2006 a total of 172,765 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.038 to $0.040 per common share which resulted in the issue of 4,453,920 of common shares.

           On October 6, 2006 the Company issued 4,350,000 common shares to various consultants for professional services valued @$0.12 per share, resulting in an expense of $522,000 as per the resolution as of August 23, 2006. The Company expensed to general and administration for $282,000 during the three month period ended September 30, 2006 and the balance of $240,000 was expensed in the last quarter of 2006.

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

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)


     14.  CAPITAL STOCK-Conti-d


          The activity of the Plan is as follows:

                                                                       Weighted
                                                       Shares          Average
                                                       Subject          Option
                                                     to Options         Prices
                                                    -----------     ----------



           Outstanding at December 31, 2004           4,000,000          0.26
           Granted                                    3,600,000          0.20
           Exercised                                    (27,500)         0.25
           Expired                                   (2,194,500)         0.25
           Cancelled                                          -             -
                                                    -----------     ----------

           Outstanding at December 31, 2005           5,378,000          0.22
           Granted                                            -             -
           Exercised                                          -             -
           Expired                                     (442,500)         0.26
           Cancelled                                          -             -

                                                    ===========     =========
                                                      4,935,500          0.22


           On July 2, 2005 the Board of Directors granted options to its employees to acquire 3,600,000 shares, to vest at 1/4 after completion of one year and 1/48 after completion of each month thereafter for the next three years. The exercise price was set at $0.20 per share.

           No stock options were granted in 2006.

           As at December 31, 2006, there were 4,940,500 (5,378,000 at December 31, 2005) exercisable options at a weighted average exercise price of $0.22 ($0.22 as at December 31, 2005).

           Number of Options                                  Expiry Date
           -----------------                                  -----------
             1,135,400                                        July 2, 2007
               205,100                                      December 14, 2014.
             3,600,000                                        July 2, 2015

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)



     14.  CAPITAL STOCK-Conti-d


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

               No purchase warrants were issued in 2006.

                                                          Number of
                                                          Warrants      Exercise
                                                          Granted        Prices
                                                       ------------    ---------

                Outstanding at December 31, 2004          4,247,593        0.76
                And average exercise price
                Granted in 2005                           1,777,778       0.675
                Granted in 2005                           3,500,000        2.00
                Granted in 2005                           1,777,778      0.3375
                Granted in 2005                             888,888       0.675
                Granted in 2005                             355,556        0.54
                Exercised                                        -           -
                Expired                                 (1,777,593)      (0.45)
                Expired                                   (270,000)      (2.00)
                Expired                                 (1,777,778)    (0.3375)
                Expired                                   (888,888)     (0.675)
                Expired                                   (250,000)      (2.00)
                Cancelled                                        -           -
                                                       ------------    ---------
                Outstanding at December 31, 2005         7,833,334        1.31
                      and average exercise price
                  Expired                                        -           -
                                                       ------------    --------
                   Outstanding at December 31, 2006      7,833,334        1.31
                  and average exercise price

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

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)


     15.  INCOME TAXES

          a)   Deferred Income Taxes

               The tax effect of significant temporary differences that gave rise to the benefit is as follows:

                                                           2006         2005

                                                             $            $

               Operating losses available to offset
                 future income taxes                   2,369,419      2,670,000
               Valuation allowance                    (2,369,419)    (2,670,000)
                                                    ------------    -----------

               Net deferred tax assets                         -              -
                                                    ============    ===========

               The Company has determined that realization of a deferred tax asset is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

          b)   Current Income Taxes

               The Company has certain non-capital losses of approximately $11,809,930 available, which can be applied against future taxable income and which expires between 2007 and 2016.


     16.  CONTINGENCIES

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

          The Company has been served with a Notice dated July 21, 2006 from a former employee and Investor of Griffin Industries (Prior to name change to Perfisans Holdings Inc.) for specific performance of the March 24, 1999 Rescission Agreement. The former employee is asking for replacement warrants equivalent in value to the price of stock on October 19, 1998 calculated at 150,000 shares priced at $3 per share for a total consideration of $450,000. The management is evaluating the contents of this claim and no expense has been accrued in the financial statements.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)


     17.  COMMITMENTS

          The Company leases premises under an operating lease with a three years term expiring on December 31, 2008. Minimum lease commitments exclusive of insurance and other occupancy charges under the lease at December 31, 2006 were:

          2007                               $38,860
          2008                               $38,860
                                         -----------
                                             $77,720
                                         ===========

     18.  SEGMENT DISCLOSURES

          The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company's operations are all related to the research, design, manufacture and sales of products and technologies related to the transmission of location based information, principally using wireless technology. All assets of the business are primarily located in Canada.

     19.  MANAGEMENT SALARIES

          Management salaries of $400,000 ($400,000 in 2005) have been expensed in the consolidated statements of operations. Management salaries of $400,000 have been included in accounts payable and accrued liabilities.

     20.  PROMISSORY NOTE PAYABLE

          Promissory note in the amount of $807,619 ($595,063 in 2004) bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management is working on the new terms. The new terms have not been finalized and agreed to by both sides.

     21.  LETTER OF INTENT

          On April 24, 2006, the Company entered into a non binding Letter of Intent with Zhejiang Fibersense Communication Technology Company Limited ("Zhejiang Fibersense") to enter into a definitive agreement with the shareholders of Perfisans pursuant to which Perfisans will acquire from Zhejiang Fibersense shareholders 100% of the issued and outstanding share capital of Zhejiang Fibersense in exchange for the issuance of Perfisans common shares in an amount to be determined. The Company is still waiting for Zhejiang Fibersense to finish their due diligence process. No definitive agreement as of yet has been concluded. It is uncertain if and when this transaction will be consumated.

     22.  CHANGES IN DIRECTORS AND MANAGEMENT

          On November 8, 2006, the Board of Directors accepted the resignation of Mr. To Hon Lam as President, Chief Executive Officer, and Treasurer of the Corporation and was replaced by Mr. Bok Wong. Mr. To Hon Lam is staying as a director of the Company and is appointed as Advisor to the President during the transition period of six months and will also head the engineering function of the Company.

PERFISANS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(Amounts expressed in US Dollars)


     23.  SUBSEQUENT EVENTS

          a) Subsequent issue of common shares

          On January 17, 2007 a total of $86,383 of the convertible term notes were converted into common stock. The conversions were done at $0.039 per common share which resulted in the issue of 2,184,739 of common shares.

          Subsequent to the year end the Company issued 7,625,000 common shares valued @$0.04 per common share to five consultants being consulting fee for services valued at $305,000 and accrued as of December 31, 2006. Four of these consultants whose services were valued at $60,000 each, were each issued 1,500,000 common shares and one consultant whose services were valued at $65,000 was issued 1,625,000 common shares.

          Subsequent to the year end, the Company issued 1,780,000 common shares to settle legal fee accrual for $71,200 as of December 31, 2006. The shares were valued at $0.04 per common share.

          Subsequent to the year end, the Company authorized the issuance of 3,000,000 common shares each, to two directors as bonus. These shares were valued at $0.05 per common share. The Company will expense bonus expense of $300,000 in first quarter of 2007.

          Subsequent to the year end, the Company authorized the issuance of 8,100,000 common shares to six consultants for services. These shares were valued at $0.05 per common share. The Company will expense consulting expense of $405,000 in the first quarter of 2007.

          On March 21, 2007, the Company entered into a Securities Purchase Agreement, dated as of March 12, 2007, by and among the Company and Alfred Morgan Capital Ltd ("AMC"). The Company authorized the sale to AMC of Convertible Term Notes (the "Notes") in the aggregate principal amount of $150,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. These Notes are convertible into common stock of the Company at a final price of $0.10 per share. In connection with the offering, the Company issued an aggregate of 750,000 warrants to purchase common stock at price of $0.06 per share. These warrants are exercisable to March 14, 2009. The $150,000 principal amount of Notes is part of a contemplated private placement of up to $10,000,000. The proceeds of the offering will be used to fund acquisitions and for working capital.

          The company will allocate the proceeds between the warrants and debenture without warrants based on their relative fair values. Paid in capital will been credited with the value of warrants in the amount of $12,789 and convertible term notes has been allocated an amount of $137,211. The value of the beneficial conversion feature has been calculated at $50,000. In accordance with Para 19 of EITF 00-27, this beneficial conversion amount of $50,000 and discount on warrants of $12,789 will be accreted from the date of issuance to the stated redemption date of the convertible instrument.

          Beginning on September 12, 2007 (and continuing on the same day of each successive month thereafter), the Company must repay 1/24th of the face amount of each note issued, in cash or common stock, at the option of the Company ("Monthly Amount"). If the Company repays the monthly amount in cash, the holder has to be repaid an amount equal to 102% of the Monthly Amount due and owing. If the Monthly Amount is repaid in shares of common stock, the Company is required to issue a number of shares of its common stock determined by dividing (x) the Monthly Amount to be converted into shares of common stock by (y) an amount equal to a 20% discount to the volume weighted average price of its common stock for the ten (10) trading days immediately preceding the date the Monthly Amount is due.