Form 10QSB
period 2007-03-31
PERFISANS HOLDINGS INC
filed 2007-05-21
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended March 31, 2007

or

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

As of May 14, 2007 there were 85,401,400 shares of common stock, par value $0.001 per share, outstanding.

                            PERFISANS HOLDINGS, INC.


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements....................................................................... 1

Item 2. Management's Discussion and Analysis or Plan of Operations.................................12

Item 3. Controls and Procedures....................................................................20


PART II - OTHER INFORMATION


Item 1. Legal Proceedings..........................................................................20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds................................20

Item 3. Defaults Upon Senior Securities............................................................21

Item 4. Submission of Matters to a Vote of Security Holders........................................21

Item 5. Other Information..........................................................................21

Item 6. Exhibits...................................................................................21


SIGNATURES.........................................................................................22


                            PERFISANS HOLDINGS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                                   (UNAUDITED)

                            PERFISANS HOLDINGS, INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007

                        (AMOUNTS EXPRESSED IN US DOLLARS)

                                   (UNAUDITED)



                                TABLE OF CONTENTS


Interim Consolidated Balance Sheets as of March 31, 2007
    and December 31, 2006                                                     1 - 2

Interim Consolidated Statements of Operations for the three months
    ended March 31, 2007 and 2006                                                 3

Interim Consolidated Statements of Cash Flows for the three months ended
    March 31, 2007 and 2006                                                       4

Interim Consolidated Statements of Changes in Stockholders' Deficiency
    for the three months ended March 31, 2007 and for the year ended
    December 31, 2006                                                             5

Condensed Notes to Interim Consolidated Financial Statements                 6 - 11


PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                       March 31,    December 31,
                                                            2007            2006
                                                       ---------    ------------
                                                        $                $

                              ASSETS
CURRENT ASSETS

    Cash and cash equivalents                            121,449          21,556
    Prepaid expenses and deposits                            918               -
    Inventory                                             34,019               -
                                                         -------         -------
                                                         156,386          21,556

PROPERTY, PLANT AND EQUIPMENT                              8,170           8,708
INTELLECTUAL PROPERTY                                          1               1
                                                         -------         -------


                                                         164,557          30,265
                                                         =======         =======



        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                       March 31,    December 31,
                                                            2007            2006

                                                      $             $
                                   LIABILITIES
CURRENT LIABILITIES

     Accounts payable and accrued liabilities          2,486,108      2,765,664
     Promissory note payable (note 7)                    859,767        807,619
     Convertible term notes (note 4)                     190,235        186,631
     Loan from shareholders                              625,938        598,256
                                                     -----------    -----------

                                                       4,162,048      4,358,170
                                                     -----------    -----------

                        STOCKHOLDERS' DEFICIENCY

CAPITAL STOCK                                             83,856         58,166

COMMON STOCK SUBSCRIBED                                3,250,000      3,250,000

STOCK SUBSCRIPTIONS RECEIVABLE                        (3,250,000)    (3,250,000)

ADDITIONAL PAID - IN CAPITAL                          14,388,159     13,112,355

ACCUMULATED OTHER COMPREHENSIVE LOSS                    (333,211)      (321,756)

ACCUMULATED DEFICIT                                  (18,136,295)   (17,176,670)
                                                     -----------    -----------

                                                      (3,997,491)    (4,327,905)
                                                     -----------    -----------

                                                         164,557         30,265
                                                      ===========    ===========


        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

                                                         2007             2006

                                                   $              $

REVENUE                                                 22,717              -

Cost and goods sold                                     22,271              -
                                                   -----------    -----------

GROSS PROFIT                                               446              -
                                                   -----------    -----------

OPERATING EXPENSES

  Stock-based compensation (Note 5)                     53,320         53,320
  General and administration                           450,456        250,953
  Interest                                              54,387         47,863
  Management salaries (note 8)                         398,545        100,000
  Amortization                                             585          9,647
                                                   -----------    -----------

TOTAL OPERATING EXPENSES                               957,293        461,783
                                                   -----------    -----------

OPERATING LOSS                                        (956,847)      (461,783)

    Interest income and other income                         -             58
    Beneficial Conversion Cost expensed (note 4)        (2,212)       (69,150)
    Discount on warrants expensed (note 4)                (566)      (104,156)
                                                   -----------    -----------

NET LOSS                                              (959,625)      (635,031)
                                                   ===========    ===========

Loss per share, basic and diluted                        (0.01)         (0.01)
                                                   ===========    ===========

Weighted average shares outstanding                 71,012,071     43,440,272
                                                   ===========    ===========



        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)



                                                                     2007        2006

                                                                   $          $
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                       (959,625)   (635,031)
    Items not requiring an outlay of cash:
         Amortization                                                   585       9,647
         Beneficial conversion cost expensed (note 4)                 2,212      69,150
         Discount on warrants expensed (note 4)                         566     104,156
         Stock-based compensation                                    53,320      53,320
         Interest accrued on loans                                   54,387           -
         Issue of shares for professional services (note 6)         405,000     125,000
         Issue of shares in lieu of bonus to directors              300,000           -
         Increase in prepaid expenses and deposits                     (918)     (7,077)
         Increase in accounts payable & accrued liabilities*        124,444     138,051
         Increase in inventory                                      (34,019)          -
         Decrease in accounts receivables                                 -      56,899
                                                                   --------    --------
NET CASH USED IN OPERATING ACTIVITES                                (54,048)    (85,885)
                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds of promissory note payable                                   -      36,664
    Proceeds from loan from shareholders                             15,500      12,816
    Gross Proceeds from issue of convertible term notes (note 4)    150,000           -
                                                                   --------    --------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                     165,500      49,480
                                                                   --------    --------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES                    (11,559)      7,489
                                                                   --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
    FOR THE YEAR                                                     99,893     (28,916)

    Cash and cash equivalents, beginning of period                   21,556      46,741
                                                                   --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            121,449      17,825
                                                                   ========    ========



* Excludes non- cash settlement of liabilities by issue of common shares for $394,000.



       See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND FOR THE YEAR ENDED DECEMBER 31,
2006
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)


                                                             Common
                                                              stock    Common     Common     Additional                    Other
                                                            number of  Stock      stock        paid-in                 Comprehensive
                                                             shares    amount   subscribed     capital       Deficit       Loss
                                                          --------------------------------------------------------------------------
                                                                          $          $           $            $              $
                                                          -----------  -------  ----------   ----------   -----------   ------------
Balance at December 31, 2005                               43,305,847   43,305   3,250,000   11,376,095   (14,217,656)
Issue of shares on conversion of convertible notes          8,461,354    8,461                  642,380
Issue of shares for professional services                   7,350,000    7,350                  879,650
Cancellation of shares issued for professional services      (950,000)    (950)                     950
Stock-based compensation                                                                        213,280
Foreign currency translation                                                                                                 10,433
Net loss for the year                                                                                      (2,959,014)   (2,959,014)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,2006                                58,167,201   58,166   3,250,000   13,112,355   (17,176,670)   (2,948,581)
                                                           ----------   ------   ---------   ----------   -----------   -----------
Issue of shares on conversion of convertible notes          2,184,739    2,185      84,200
Issue of shares in settlement of liabilities                9,405,000    9,405     384,595
Issue of shares to directors in lieu of bonus               6,000,000    6,000     294,000

Issue of shares for professional services                   8,100,000    8,100     396,900
------------------------------------------------------------------------------------------------------------------------------------
Beneficial conversion for notes                                                                  50,000
                                                                                                          -----------
Fair value of warrants issued                                                                    12,789
Stock-based compensation                                                                         53,320
Foreign currency translation                                                                                                (11,455)
Net loss for the period                                                                                      (959,625)     (959,625)
Balance at March 31, 2007                                  83,856,940   83,856   3,250,000   14,388,159   (18,136,295)     (971,080)
                                                           ==========   ======   =========   ==========   ===========   ===========


                                                           Accumulated
                                                              other
                                                          comprehensive
                                                               loss
                                                          -------------
                                                                 $
                                                             --------
Balance at December 31, 2005                                 (332,189)
Issue of shares on conversion of convertible notes
Issue of shares for professional services
Cancellation of shares issued for professional services
Stock-based compensation
Foreign currency translation                                   10,433
Net loss for the year
---------------------------------------------------------------------
Balance at December 31,2006                                  (321,756)
                                                          -----------
Issue of shares on conversion of convertible notes
Issue of shares in settlement of liabilities
Issue of shares to directors in lieu of bonus

Issue of shares for professional services
---------------------------------------------------------------------
Beneficial conversion for notes

Fair value of warrants issued
Stock-based compensation
Foreign currency translation                                  (11,455)
Net loss for the period
Balance at March 31, 2007                                    (333,211)
                                                          ===========



        See condensed notes to interim consolidated financial statements.

PERFISANS HOLDINGS, INC.
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(AMOUNTS EXPRESSED IN US DOLLARS)
(UNAUDITED)

1. BASIS OF PRESENTATION

           The accompanying unaudited interim consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles in the United Stated of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated interim financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. Interim consolidated financial statements should be read in conjunction with the company's annual audited consolidated financial statements.


2. GOING CONCERN AND NATURE OF OPERATIONS

           a) Going Concern

                Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.
                These include:

                  1) Recurring operating losses
                  2) Stockholders' deficiency
                  3) Working Capital deficiency
                  4) Non renewal of intellectual property licenses
                  5) Adverse key financial ratios
                  6) Delay in conversion of convertible debt

                  The continuation of the company as a going concern is dependent upon its ability to raise additional financing and ultimately attain and maintain profitable operations. These consolidated financial statements include certain estimated adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities resulting from the substantial doubt about the Company's ability to continue as a going concern


           b) Nature of operations

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


        3. CONTINGENCIES


           On May 10, 2006, the company received an invoice of $47,681 from Concord Idea for the fees that Concord Idea spent on the termination of the lease. The Company is unaware of such fees as there was no agreement on acceptance of this fee. Management is negotiating with Concord Idea and no agreement has been finalized and agreed to by both parties.

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


        4. CONVERTIBLE TERM NOTES AND DETACHABLE STOCK WARRANTS


           a) On March 21, 2005, the Company entered into a Securities Purchase Agreement, dated as of March 21, 2005, by and among the Company and Alpha Capital ("Alpha"), Platinum Partners Value Arbitrage Fund LP ("Platinum"), Nite Capital, Ltd. ("Nite") and Whalehaven Capital Fund Limited ("Whalehaven"). Alpha, Platinum, Nite and Whalehaven are collectively referred to as the "Purchasers". The Company authorized the sale to the Purchasers of Convertible Term Notes (the "Notes") in the aggregate principal amount of $1,200,000, with an over allotment option of $240,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company received a total of $1,275,000 and retained the over allotment amount of $75,000. These Notes are convertible into common stock of the Company at a final price of $0.3375 per share. In connection with the offering, the Company issued an aggregate of 8,300,000 warrants to purchase common stock at prices ranging from $0.3375 to $2.00 per share. Of the warrants, 1,777,778 are exercisable for a period of three years at $0.675 per share, 3,500,000 are exercisable for a period of three years at $2.00 per share, 1,777,778 are exercisable for a period of six months at $0.3375 per share, 888,888 are exercisable for a period of six months at $0.675 per share and 355,556 are exercisable for a period of three years at $0.54 per share. The proceeds of the offering will be used to fund acquisitions and for working capital.

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

           During the three month period ended December 31, 2006 a total of $172,765 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.038 to $0.040 per common share which resulted in the issue of 4,453,920 of common shares.

           For the year ended December 31, 2006 the beneficial conversion cost and the discount on warrants have been expensed in the amount of $114,182 and $171,986 respectively.

           During the three month period ended March 31, 2007 a total of $86,385 of the convertible term notes were converted into common stock. The conversions were done at rate of $0.04 per common share which resulted in the issue of 2,184,739 of common shares.

           As of March 31, 2007, the Convertible notes are reflected in the Balance Sheet as under:

           Convertible debt                                $1,275,000
           Less: Converted into common shares             ($1,174,754)
           Less: Unamortized beneficial conversion cost           nil
           Less: Unamortized discount on warrants                           nil
                                                          -----------     ------
            As per Balance Sheet                             $100,246
                                                          ===========


        b) On March 21, 2007, the Company entered into a Securities Purchase Agreement, dated as of March 12, 2007, by and among the Company and Alfred Morgan Capital Ltd ("AMC"). The Company authorized the sale to AMC of Convertible Term Notes (the "Notes") in the aggregate principal amount of $150,000. The offering was made pursuant to
           Section 4(2) of the Securities Act of 1933, as amended. These Notes are convertible into common stock of the Company at a final price of $0.10 per share or it will be equal to Seventy Five (75%) percent of the five-day average closing price for the five days preceding, but not including, the Closing Date whichever is the lowest. In connection with the offering, the Company issued an aggregate of 750,000 warrants to purchase common stock at price of $0.06 per share. These warrants are exercisable to March 14, 2009. The $150,000 principal amount of Notes is part of a contemplated private placement of up to $10,000,000. The proceeds of the offering will be used to fund acquisitions and for working capital.

           The company has allocated the proceeds between the warrants and debenture without warrants based on their relative fair values. Paid in capital has been credited with the value of warrants in the amount of $12,789 and convertible term notes has been allocated an amount of $137,211. The value of the beneficial conversion feature has been calculated at $50,000. In accordance with Para 19 of EITF 00-27, this beneficial conversion amount of $50,000 and discount on warrants of $12,789 will be accreted from the date of issuance to the stated redemption date of the convertible instrument.

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

           As of March 31, 2007, the Convertible notes are reflected in the Balance Sheet as under:

           Convertible debt                                            $150,000
           Less: Converted into common shares                  nil
           Less: Unamortized beneficial conversion cost    (47,788)
           Less: Unamortized discount on warrants                       (12,223)
                                                           -------       ------
            As per Balance Sheet                           $89,989

        5. STOCK BASED COMPENSATION

           In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised
           2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on January 1, 2006.

           As of March 31, 2007 there was $479,881 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The financial statements for the three months ended March 31, 2007 recognize compensation cost for the portion of outstanding awards which have vested during the period. The stock-based compensation expense for the quarter ended March 31, 2007 was $ 53,320.

           No options were granted in the first quarter of 2007 under the Company's stock-option plan.

        6. ISSUE AND CANCELLATION OF SHARES

                Year Ended December 31, 2006
                ----------------------------

                  During the three month period ended March 31, 2006 a total of $132,538 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.087 to $0.110 per common share which resulted in the issue of 1,344,793 of common shares.

                  During the three month period ended March 31, 2006, the company issued 1,000,000 common shares to two consultants for professional services rendered. Out of these, 500,000 shares were issued @ $0.10 per common share and the remaining 500,000 shares were issued @ $0.15 per share.

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

           During the three month period ended December 31, 2006 a total of $172,765 of the convertible term notes were converted into common stock. The conversions were done at varied rates ranging from $0.038 to $0.040 per common share which resulted in the issue of 4,453,920 of common shares.


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

           QUARTER ENDED MARCH 31, 2007

           On January 17, 2007 a total of $86,383 of the convertible term notes were converted into common stock. The conversions were done at $0.04 per common share which resulted in the issue of 2,184,739 of common shares.

           The Company issued 7,625,000 common shares valued @ $0.04 per common share to five consultants for consulting fees for services valued at $305,000 and accrued as of December 31, 2006. Four of these consultants whose services were valued at $60,000 each, were each issued 1,500,000 common shares and one consultant whose services were valued at $65,000 was issued 1,625,000 common shares.

           The Company issued 1,780,000 common shares to settle legal fee accrual for $89,000 as of December 31, 2006. The shares were valued at $0.04 per common share.

           The Company authorized the issuance of 3,000,000 common shares each, to two directors as bonus. These shares were valued at $0.05 per common share. The Company expensed $300,000 to management salaries in first quarter of 2007.

           The Company authorized the issuance of 8,100,000 common shares to six consultants for services. These shares were valued at $0.05 per common share. The Company expensed consulting expense of $405,000.

        7. PROMISSORY NOTE PAYABLE

           Promissory note in the amount of $859,767 bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management and the note holder have agreed on a new term of 2% per month (previously 3% per month) with a monthly pay down of CAD $2,000 starting from January 1, 2007.

        8. MANAGEMENT SALARIES

           Includes the cost of issuance of 3,000,000 common shares each, to two directors as bonus. These shares were valued at $0.05 per common share. The Company expensed $300,000 to management salaries in first quarter of 2007 (in the prior period, the Company accrued and expensed $100,000))

        9. LETTER OF INTENT

           On April 24, 2006, the Company entered into a non binding Letter of Intent with Zhejiang Fibersense Communication Technology Company Limited ("Zhejiang Fibersense") to enter into a definitive agreement with the shareholders of Perfisans pursuant to which Perfisans will acquire from Zhejiang Fibersense shareholders 100% of the issued and outstanding share capital of Zhejiang Fibersense in exchange for the issuance of Perfisans common shares in an amount to be determined. The Company is still waiting for Zhejiang Fibersense to finish their audit process. No definitive agreement as of yet has been concluded. After over one year of waiting for Zhejiang Fibersense to complete the necessary actions prior to the merge, the Company has decided not to proceed with this opportunity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

PLAN OF OPERATIONS

We were incorporated in Maryland on October 14, 1997, to be a venture capital vehicle for investors. As such, we were qualified as a business development company under the Investment Company Act of 1940, as amended, and voluntarily complied with the Securities and Exchange Commission's public reporting requirements. As a business development company, we were eligible to make investments in qualifying companies and would have earned returns, if any, upon the sale of those investments.

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

The company through its wholly owned subsidiary Perfisans Networks Corporation, an Ontario corporation, is engaged in development of integrated circuits that will accelerate the network protocol processing.

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

In reaction to the market and current funding and resources situation, the Company is in the process of re-structuring. Since our vendors and customers are in Asia, more focus has been put on the China and Taiwan operations. In July 2005, resources were reallocated from the Canadian operation to China and Taiwan; this move has resulted in lower operating costs. In response to the re-structuring, the Company moved to a smaller premises beginning November 2005.

We have also revised the product development plan accordingly. The Company products are focused on the network and consumer semiconductor integrated circuits.

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

We had executed convertible debenture agreements totaling $1.2 million as at March 21, 2005. Details of the agreement may be obtained in the Current Report on Form 8-K filed with the SEC on March 23, 2005. We will have to secure the anticipated requisite remainder of funding through other means, such as sales of additional securities or other financing initiatives. We started to re-pay each month the principal of these convertible notes from August 17, 2005. The payments are done by issuing shares of stock.

On March 21, 2007, we entered into a Securities Purchase Agreement dated as of March 12, 2007, by and among Perfisans Holdings, Inc. (the "Company"), and Alfred Morgan Capital Ltd ("AMC"), whereby, the Company authorized the sale to AMC of a Convertible Term Note (the "Notes") in the principal amount of One Hundred Fifty Thousand ($150,000). The offering was made pursuant to

Section 4(2) of the Securities Act of 1933, as amended. The Notes are convertible into common stock of the Company as set forth in the Securities Purchase Agreement filed as Exhibit 10.1 to this report. In connection with the offering, the Company issued an aggregate of 750,000 warrants to purchase common stock. The $150,000 principal amount of Notes is part of a contemplated private placement of up to $10,000,000. The proceeds of the offering will be used to fund acquisitions and for working capital.

The conversion of the Notes are subject to an effective Registration Statement. The net proceeds of the financing are to be utilized for general working capital. We have hired contractors and consultants working for the company in Taiwan and China as of to date. We plan to hire additional contractors in the area of engineering, sales and marketing. We have appointed three corporate advisors in San Jose, California for corporate development. We have leased an office space in San Jose, California since January, 2007. We also plan to hire some contractors in the area of business development and marketing.

As a moving forward plan, we are seeking for some merge and acquisition targets. We also have strategic planning of spinning off the Intellectual Property (IP) of the company into a IP licensing company.

We have explored business opportunities in marketing and sales of products that are not produced by us. We believe such opportunities can bring in revenue and profit. However the plan of the company is to develop a marketing strategy for its own internally developed chips.

On April 24, 2006, we entered into a non binding Letter of Intent with Zhejiang Fibersense Communication Technology Company Limited ("Zhejiang Fibersense") to enter into a definitive agreement with the shareholders of Perfisans pursuant to which Perfisans will acquire from Zhejiang Fibersense shareholders 100% of the issued and outstanding share capital of Zhejiang Fibersense in exchange for the issuance of Perfisans common shares in an amount to be determined. After over one year of waiting for Zhejiang Fibersense to complete the necessary actions prior to the merge, the board has decided not to proceed with this opportunity. The board has authorized management to look for other opportunities. Currently, the Company is negotiating with another company in Hong Kong and expects to have a plan in the next three months.

RESULTS OF OPERATION FOR PERFISANS HOLDINGS, INC.

We have reported revenues of $22,717 (Prior period $nil) during this quarter. We are currently working on marketing our two products ENA1001 and ENA5031 to the potential customers.

Total operating expenses increased for the three-month period ending March 31, 2007, from $461,783 to $957,293 from the corresponding prior year period. This increase was primarily due to the increase in management compensation and consultant cost included in general and administrative expenses.

General and Administration fees increased for the three-month period ended March 31, 2007, from $250,953 to $450,456 or 79% from the corresponding prior year period, primarily as a result of increase in consultant fees.

Promissory note in the amount of $859,767 bears interest at 2% per month, with principal and interest payable at December 31, 2005. Management and the note holder have agreed on a new term of 2% per month (prior 3% per month) with a monthly pay down of CAD2,000 starting from January 1, 2007.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2007, net cash used in operating activities amounted to $54,048, as compared to $85,885 for the same period in the prior year.

In March 2004, we borrowed $250,000 from an unaffiliated lender. The loan bears interest at 2% per month and is payable on July 3, 2004 or upon our receipt of at least $4,000,000 of proceeds from the sale of stock. In October 30, 2004 we increased the borrowed amount from the same lender to $392,208 which bears an interest at 3% per month. Promissory note in the total amount of $859,767 bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management and the note holder have agreed on a new term of 2% per month (prior 3% per month) with a monthly pay down of CAD2,000 starting from January 1, 2007. We intend to repay such loans out of proceeds from the sale of stock.

At March 31, 2007, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS
None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:
Contractual obligations as of March 31, 2007 are as follows:

PAYMENTS DUE BY END OF PERIOD

------------------------- -------------------------------------------
                                           LESS
CONTRACTUAL                               THAN 1    AFTER 1-     3-5
OBLIGATIONS                  TOTAL         YEAR     3 YEARS     YEARS
------------------------- -------------------------------------------
BUILDING LEASES              $68,005      $29,145    $38,860      $0
------------------------- -------------------------------------------
EQUIPMENT LEASES                  --           --         --      --
------------------------- -------------------------------------------
CONVERTIBLE TERM NOTE       $190,235     $190,235         --      --
------------------------- -------------------------------------------
PROMISSORY NOTE             $859,767     $859,767         --      --
------------------------- -------------------------------------------
TOTAL                     $1,118,007   $1,079,147    $38,860      $0
------------------------- -------------------------------------------

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company's results of operations and financial condition.

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

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year beginning January 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") - the fair value option for financial assets and liabilities including in amendment of SFAS 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statement.

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Accounting Officer has evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15 under the Securities Exchange Act of 1934). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer. Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 15, 2007, the Company issued a senior secured convertible debenture in the principal amount of $150,000 to Alfred Morgan Capital Ltd. The interest on the debenture is seven percent (7%) per annum and matures on March 15, 2009. The fixed conversion price is $0.10 per share. Beginning on the six (6)-month anniversary of the closing of the debenture, and continuing on the same day of each successive month thereafter, the Company must prepay 1/24th of the aggregate face amount of the debenture (the "Monthly Amount"), plus all accrued interest thereon, either in cash or in Common Stock, at the Company's option (each, a "REPAYMENT DATE"). If the Monthly Amount (or a portion thereof of such Monthly Amount if such portion of the Monthly Amount would have been converted into shares of Common Stock) is required to be paid in cash, then the Company shall pay Alfred Morgan Capital an amount equal to 102% of the Monthly Amount due and owing to Alfred Morgan Capital on the Repayment Date in cash. If the Monthly Amount (or a portion of such Monthly Amount if not all of the Monthly Amount may be converted into shares of Common Stock) may be paid in shares of Common Stock the number of such shares to be issued by the Alfred Morgan Capital to the Alfred Morgan Capital on such Repayment Date (in respect of such portion of the Monthly Amount converted into shares of Common Stock), shall be the number determined by dividing (x) the Monthly Amount to be converted into shares of Common Stock, by (y) an amount equal to a 20% discount to the volume weighted average price (the "VWAP") of the Company's common stock for the ten trading days immediately preceding (but not including) the applicable Repayment Date. The Company may not elect to pay a Monthly Amount due on a Repayment Date in Common Stock in amount of shares of Common Stock which would exceed in the aggregate for Alfred Morgan Capital similar to this Note, fifteen percent (15%) of the aggregate daily trading volume for the seven trading days preceding the Repayment Date multiplied by the average volume weighted average price of the Common stock as reported by Bloomberg, L.P. for the principal market using the AQR function ("VWAP") for the seven trading days preceding the "Repayment Date." The right to repay the Note in shares of common stock on each Repayment Date is subject to the condition that the registration statement registering such shares must be effective and available for use by Alfred Morgan Capital on each Repayment Date and the Company must give Alfred Morgan Capital ten (10) days notice of its intent to utilize shares for the repayment. The Company may redeem the debenture by prepaying fifty percent of the outstanding principal amount, by paying 120% of the amount to be redeemed. Alfred Morgan Capital may, at its option, convert the note into shares of the Company's common stock but is required to convert the note into shares of the Company's common stock if (i) there is no effective registration statement covering the shares of common stock; (ii) if the closing price of the Common Stock exceeds 200% of the conversion price, then in effect, for each of the twenty consecutive trading days immediately preceding the date that the mandatory conversion notice is given by the Company; and (iii) the average daily trading volume for the Common Stock during such ten consecutive trading day period exceeds 500,000 shares. Further, in connection with the issuance of the note, the Company issued to Alfred Morgan Capital a warrant to purchase 750,000 shares of the Company's common stock. The expiration date of the warrant is March 19, 2009 and the exercise price is $0.06 per share.

The Company claimed an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act") for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the Investor was an "accredited investor" and/or qualified institutional buyers, the Investor had access to information about the Company and its investment, the Investor took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1  Senior Secured Convertible Debenture, dated March 15, 2007*
10.2  Common Stock Purchase Warrant, dated March 15, 2007*
31 Certification of Chief Executive Officer and Principal Accounting Officer, pursuant to Rule 13a - 14(a).*
32 Certification of Chief Executive Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PERFISANS HOLDINGS, INC.


May 21, 2007                      By: /s/ Bok Wong
                                      --------------------------------
                                  Bok Wong
                                  Chief Executive Officer and Principal
                                  Accounting Officer