Form 10QSB
period 2007-06-30
PERFISANS HOLDINGS INC
filed 2007-08-10
CIK 1049861

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _______to_______

                          Commission File No. 000-23689

                            PERFISANS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

       Maryland                                        91-1869317
       --------                                        ----------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

            UNITE 310, 19 CROWN STEEL DRIVE, MARKHAM, ONTARIO L3R 9X8
                    (Address of principal executive offices)

             7828 KENNEDY ROAD, UNIT #201, MARKHAM, ONTARIO L3R 5P1
                 (Former address of principal executive offices)

Issuer's telephone number, including area code:  (905) 943-9996
                                                 --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 7, 2007 there were 133,762,773 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION.................................................................1

   Item 2.     Management's Discussion and Analysis or Plan of Operations......................2
   Item 3.     Controls and Procedures.........................................................9

PART II -- OTHER INFORMATION..................................................................10

   Item 1.     Legal Proceedings..............................................................10
   Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds....................10
   Item 3.     Defaults upon Senior Securities................................................10
   Item 4.     Submission of Matters to a Vote of Security Holders............................10
   Item 5.     Other information..............................................................10
   Item 6.     Exhibits.......................................................................10

SIGNATURES....................................................................................11

                         PART I - FINANCIAL INFORMATION

                            PERFISANS HOLDINGS, INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                                TABLE OF CONTENTS


Interim Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006..............................F-1

Interim Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006............F-2

Interim Consolidated Statements of Operations for the six months ended June 30, 2007 and 2006..............F-3

Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006..............F-4

Interim Consolidated Statements of Changes in Stockholders' Deficiency for the six months ended June 30, 2007 and for the year ended December 31, 2006..........................................F-5

Condensed Notes to Interim Consolidated Financial Statements...............................................F-6

                            PERFISANS HOLDINGS, INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                                                                JUNE 30,    DECEMBER 31,
                                                                  2007         2006
                                                                   $            $
                                                             -----------    -----------
                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                       13,321         21,556
  Prepaid expenses and deposits (note 6)                         350,689           --
  Inventory                                                         --             --
                                                             -----------    -----------
                                                                 364,010         21,556

PROPERTY, PLANT AND EQUIPMENT                                      8,238          8,708
  INTELLECTUAL PROPERTY                                                1              1
                                                             -----------    -----------
                                                                 372,249         30,265
                                                             ===========    ===========

                        LIABILITIES
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                     2,400,179      2,765,664
  Promissory note payable (note 7)                               983,021        807,619
  Convertible term notes (note 4)                                 13,863        186,631
  Loan from shareholders                                         681,020        598,256
                                                             -----------    -----------
                                                               4,078,083      4,358,170
                                                             -----------    -----------
                 STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK                                                    133,762         58,166
COMMON STOCK SUBSCRIBED                                        3,250,000      3,250,000
STOCK SUBSCRIPTIONS RECEIVABLE                                (3,250,000)    (3,250,000)
ADDITIONAL PAID - IN CAPITAL                                  15,453,957     13,112,355
ACCUMULATED OTHER COMPREHENSIVE LOSS                            (501,089)      (321,756)
ACCUMULATED DEFICIT                                          (18,792,464)   (17,176,670)
                                                             -----------    -----------
                                                              (3,705,834)    (4,327,905)
                                                             -----------    -----------
                                                                 372,249         30,265
                                                             ===========    ===========




        SEE CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            PERFISANS HOLDINGS, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)


                                                        2007          2006
                                                         $              $
                                                 ------------    ------------
REVENUE                                               193,352            --
Cost and goods sold                                   188,473            --
                                                 ------------    ------------

GROSS PROFIT                                            4,879            --
                                                 ------------    ------------

OPERATING EXPENSES
  Stock-based compensation (Note 5)                    53,320          53,320
  General and administration                          269,843         250,953
  Interest                                             60,258          47,863
  Management salaries (note 8)                        217,059         100,000
  Amortization                                            623           9,647

                                                 ------------    ------------
TOTAL OPERATING EXPENSES                              601,103         461,783
                                                 ------------    ------------

OPERATING LOSS                                       (596,224)       (461,783)

  Interest income and other income                         66              58
  Beneficial Conversion Cost expensed (note 4)        (47,788)        (69,150)
  Discount on warrants expensed (note 4)              (12,223)       (104,156)
                                                 ------------    ------------

NET LOSS                                             (656,169)       (635,031)
                                                 ============    ============

Loss per share, basic and diluted                       (0.06)          (0.01)
                                                 ============    ============

Weighted average shares outstanding               103,623,643      43,440,272
                                                 ============    ============



        SEE CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            PERFISANS HOLDINGS, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)


                                                      2007          2006
                                                       $             $
                                                 -----------    -----------
REVENUE                                              216,069           --
Cost and goods sold                                  210,744           --
                                                 -----------    -----------

GROSS PROFIT                                           5,325           --
                                                 -----------    -----------

OPERATING EXPENSES
  Stock-based compensation (Note 5)                  106,640        106,640
  General and administration                         720,299        397,896
  Interest                                           114,645        125,739
  Management salaries                                615,604        200,000
  Amortization                                         1,208         19,570
                                                 -----------    -----------

TOTAL OPERATING EXPENSES                           1,558,396        849,845
                                                 -----------    -----------

OPERATING LOSS                                    (1,553,071)      (849,845)

  Interest income                                         66            127
  Beneficial Conversion Cost expensed (note 4)       (50,000)      (106,836)
  Discount on warrants expensed (note 4)             (12,789)      (160,920)
  Convertible term notes issue expense                  --             --
                                                 -----------    -----------

LOSS BEFORE INCOME TAX                            (1,615,794)    (1,117,474)
  Income tax                                            --               77
                                                 -----------    -----------

NET LOSS                                          (1,615,794)    (1,117,551)
                                                 ===========    ===========

Loss per share, basic and diluted                      (0.02)         (0.03)
                                                 ===========    ===========

Weighted average shares outstanding               87,407,944     44,324,825
                                                 ===========    ===========



        SEE CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            PERFISANS HOLDINGS, INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                                                                         2006           2005
                                                                          $               $
                                                                      ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              (1,615,794)   (1,117,551)
Items not requiring an outlay of cash:
  Amortization                                                             1,208        19,570
  Beneficial conversion cost expensed (note 4)                            50,000       106,836
  Discount on warrants expensed (note 4)                                  12,789       160,920
  Stock-based compensation                                               106,640       106,640
  Issue of shares for professional services (note 6)                     626,227       125,000
  Issue of shares in lieu of bonus to directors                          420,000          --
  Decrease in accounts receivable                                           --          59,408
  Increase in prepaid expenses and deposits**                            (45,916)       (5,503)
  Increase in accounts payable and accrued liabilities*                  175,351       336,487
  Interest portion of promissory notes                                   114,645       111,602
  Interest portion of shareholders loans                                  16,299
                                                                      ----------    ----------
NET CASH USED IN OPERATING ACTIVITES                                    (154,850)      (80,291)
                                                                      ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from loan from shareholders                                    16,808        54,836
  Gross Proceeds from issue of convertible term notes (note 4)           150,000          --
                                                                      ----------    ----------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                          166,808        54,836
                                                                      ----------    ----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES                         (20,193)      (12,177)
                                                                      ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD       (8,235)      (37,632)
  Cash and cash equivalents, beginning of period                          21,556        46,741
                                                                      ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  13,321         9,109
                                                                      ==========    ==========


* Excludes non-cash settlement of liabilities by issue of common shares for $394,000.
**   Excludes increase in prepaid expense due to issue of shares



        SEE CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            PERFISANS HOLDINGS, INC.
     INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND FOR THE YEAR ENDED DECEMBER 31, 2006
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

                                                                                                                       ACCUMULATED
                                    COMMON        COMMON     COMMON      ADDITIONAL                      OTHER            OTHER
                                     STOCK         STOCK      STOCK       PAID-IN                     COMPREHENSIVE   COMPREHENSIVE
                                   NUMBER OF      AMOUNT    SUBSCRIBED    CAPITAL          DEFICIT       LOSS             LOSS
                                     SHARES        $           $             $               $            $                 $
                                  ============   ========   =========    ==========     ============  ===========      ==========
Balance at December 31, 2005        43,305,847     43,305   3,250,000    11,376,095     (14,217,656)                   (332,189)
Issue of shares on conversion of
  convertible notes                  8,461,354      8,461                   642,380
Issue of shares for
  professional services              7,350,000      7,350                   879,650
Cancellation of shares issued
  for professional services           (950,000)      (950)                      950
Stock-based compensation                                                    213,280
Foreign currency translation                                                                              10,433         10,433
Net loss for the year                                                                    (2,959,014)  (2,959,014)
                                  ------------   --------   ---------    ----------     ------------  -----------      ----------
Balance at December 31,2006         58,167,201     58,166   3,250,000    13,112,355     (17,176,670)  (2,948,581)      (321,756)
                                  ------------   --------   ---------    ----------     ------------  -----------      ----------
Issue of shares on conversion
  of convertible notes               2,184,739      2,185                    84,200
Issue of shares in settlement
  of liabilities                     9,405,000      9,405                   384,595
Issue of shares to directors
  in lieu of bonus                   6,000,000      6,000                   294,000
Issue of shares for
  professional services              8,100,000      8,100                   396,900
Beneficial conversion for notes                                              50,000
Fair value of warrants issued                                                12,789
Stock-based compensation                                                    106,640
Issue of shares on conversion
  of convertible notes              13,755,833     13,756                   222,627
Issue of shares in settlement
  of liabilities                     5,000,000      5,000                   185,000
Issue of shares to directors
  in lieu of bonus                   6,000,000      6,000                   114,000
Issue of shares for
  professional services             10,405,917     10,406                   200,822
Issue of shares in advance
  for services                      14,744,083     14,744                   290,029
Foreign currency translation                                                                            (188,289)      (179,333)
Net loss for the period                                                                  (1,615,794)  (1,615,794)
                                  ------------   --------   ---------    ----------     ------------  -----------      ----------
Balance at June 30, 2007           133,762,773    133,762   3,250,000    15,453,957     (18,792,464)  (1,804,083)      (501,089)
                                  ============   ========   =========    ==========     ============  ===========      ==========




        SEE CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            PERFISANS HOLDINGS, INC.
          CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)

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

                        3) Working Capital deficiency

                        4) Non renewal of intellectual property licenses

                        5) Adverse key financial ratios

                        6) Delay in conversion of convertible debt

                  The continuation of the company as a going concern is dependent upon its ability to raise additional financing and ultimately attain and maintain profitable operations. These consolidated financial statements include certain estimated adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities resulting from the substantial doubt about the Company's ability to continue as a going concern.

         b) Nature of operations

                  Perfisans Holdings, Inc. (the "Company") is a technology development company. The principal activity of the Company is the design and development of integrated circuits for commercial purposes.

                            PERFISANS HOLDINGS, INC.
          CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)


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

                  Product 1 - Gigabit Network interface chip - The Company released this network interface chip in the second quarter of 2004. The chip is being tested by the potential customers. A network interface card (NIC) is also produced using this Gigabit Network interface chip.

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

3.       CONTINGENCIES

         On May 10, 2006, the Company received an invoice of $47,681 from Concord Idea, the landlord of the building located at 4118 14th Avenue, Markham Ontario, Canada, where the Company's former corporate headquarters were located, for the fees that Concord Idea spent on the termination of the Company's lease. The Company is unaware of such fees as there was no agreement on acceptance of this fee. Management is negotiating with Concord Idea and no agreement has been finalized and agreed to by both parties.

         The Company was served with a Notice dated July 21, 2006 from a former employee and investor of Griffin Industries (prior to the Company's name change to Perfisans Holdings Inc.) for specific performance of the March 24, 1999 Rescission Agreement entered into by Griffin Industries and the former employee. The former employee is seeking replacement warrants equivalent in value to the price of stock on October 19, 1998 calculated at 150,000 shares priced at $3.00 per share for a total consideration of $450,000. Management is evaluating the contents of this claim and no expense has been accrued in the financial statements.

                            PERFISANS HOLDINGS, INC.
          CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)


4. CONVERTIBLE TERM NOTES AND DETACHABLE STOCK WARRANTS

         a) On March 21, 2005, the Company entered into a Securities Purchase Agreement, dated as of March 21, 2005, by and among the Company and Alpha Capital ("Alpha"), Platinum Partners Value Arbitrage Fund LP ("Platinum"), Nite Capital, Ltd. ("Nite") and Whalehaven Capital Fund Limited ("Whalehaven"). Alpha, Platinum, Nite and Whalehaven are collectively referred to as the "Purchasers." The Company authorized the sale to the Purchasers of Convertible Term Notes (the "2005 Notes") in the aggregate principal amount of $1,200,000, with an over allotment option of $240,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company received a total of $1,275,000 and retained the over allotment amount of $75,000. These Notes are convertible into common stock of the Company at a final price of $0.3375 per share. In connection with the offering, the Company issued an aggregate of 8,300,000 warrants to purchase common stock at prices ranging from $0.3375 to $2.00 per share. Of the warrants, 1,777,778 are exercisable for a period of three years at $0.675 per share, 3,500,000 are exercisable for a period of three years at $2.00 per share, 1,777,778 are exercisable for a period of six months at $0.3375 per share, 888,888 are exercisable for a period of six months at $0.675 per share and 355,556 are exercisable for a period of three years at $0.54 per share. The proceeds of the offering will be used to fund acquisitions and for working capital.

         The company has allocated the proceeds between the warrants and debenture without warrants based on their relative fair values. Paid in capital has been credited with the value of warrants in the amount of $766,270 and the 2005 Notes has been allocated an amount of $508,730. The value of the beneficial conversion feature calculated at $1,208,889 is restricted to the fair value of the 2005 Notes of $508,730 as per EITF 98-5. In accordance with Para 19 of EITF 00-27, this beneficial conversion amount of $508,730 and discount on warrants of $766,270 will be accreted from the date of issuance to the stated redemption date of the convertible instrument.

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

         During the year ended December 31, 2005 a total of $437,527 of the 2005 Notes were converted into common stock by the note holders. The conversions were done at varying rates ranging from $0.090 to $0.3375 which resulted in the issue of an additional 2,420,646 of common shares. An additional 2,512 common shares were also issued in lieu of accrued interest.

         During the three month period ended March 31, 2006 a total of $132,538 of the 2005 Notes were converted into common stock. The conversions were done at varied rates ranging from $0.087 to $0.110 per common share which resulted in the issue of 1,344,793 of common shares.

                            PERFISANS HOLDINGS, INC.
          CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)


         During the three month period ended June 30, 2006 a total of $172,769 of the 2005 Notes were converted into common stock. The conversions were done at varied rates ranging from $0.180 to $0.204 per common share which resulted in the issue of 914,504 of common shares.

         During the three month period ended September 30, 2006 a total of $172,769 of the 2005 Notes were converted into common stock. The conversions were done at varied rates ranging from $0.083 to $0.133 per common share which resulted in the issue of 1,748,137 of common shares.

         During the three month period ended December 31, 2006 a total of $172,765 of the 2005 Notes were converted into common stock. The conversions were done at varied rates ranging from $0.038 to $0.040 per common share which resulted in the issue of 4,453,920 of common shares.

         For the year ended December 31, 2006 the beneficial conversion cost and the discount on warrants have been expensed in the amount of $114,182 and $171,986 respectively.

         During the three month period ended March 31, 2007 a total of $86,385 of the 2005 Notes were converted into common stock. The conversions were done at rate of $0.04 per common share which resulted in the issue of 2,184,739 of common shares.

         During the three month period ended June 30, 2007 a total of $86,383 of the 2005 Notes were converted into common stock. The conversions were done at rate of $0.023 per common share which resulted in the issue of 3,755,833 of common shares.

         As of June 30, 2007, the 2005 Notes are reflected in the Balance Sheet as under:

           Convertible debt                                       $1,275,000
           Less: Converted into common shares                    $(1,261,137)
           Less: Unamortized beneficial conversion cost                  nil
           Less: Unamortized discount on warrants                        nil
                                                                 -----------
           As per Balance Sheet                                      $13,863
                                                                 ===========

         b) On March 21, 2007, the Company entered into a Securities Purchase Agreement, dated as of March 12, 2007, by and among the Company and Alfred Morgan Capital Ltd ("AMC"). The Company authorized the sale to AMC of Convertible Term Notes (the "2007 Notes") in the aggregate principal amount of $150,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The 2007 Notes are convertible into common stock of the Company at a final price of $0.10 per share or it will be equal to Seventy Five (75%) percent of the five-day average closing price for the five days preceding, but not including, the Closing Date whichever is the lowest. In connection with the offering, the Company issued an aggregate of 750,000 warrants to purchase common stock at price of $0.06 per share. These warrants are exercisable to March 14, 2009. The $150,000 principal amount of 2007 Notes is part of a contemplated private placement of up to $10,000,000. The proceeds of the offering will be used to fund acquisitions and for working capital.

                            PERFISANS HOLDINGS, INC.
          CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)


         The Company has allocated the proceeds between the warrants and debenture without warrants based on their relative fair values. Paid in capital has been credited with the value of warrants in the amount of $12,789 and the 2007 Notes has been allocated an amount of $137,211. The value of the beneficial conversion feature has been calculated at $50,000. In accordance with Para 19 of EITF 00-27, this beneficial conversion amount of $50,000 and discount on warrants of $12,789 will be accreted from the date of issuance to the stated redemption date of the convertible instrument.

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

         During the three month period ended June 30, 2007 the entire $150,000 of the 2007 Notes were converted into common stock. The conversions were done at rate of $0.015 per common share which resulted in the issue of 10,000,000 of common shares. The balance lying in the beneficial conversion amount of $47,788 and discount on warrants of $12,223 was fully expensed in the second quarter ended June 30, 2007.

         As of June 30, 2007, the 2007 Notes are reflected in the Balance Sheet as under:

         Convertible debt                                      $150,000
         Less: Converted into common shares                    (150,000)
         Less: Unamortized beneficial conversion cost                 -
         Less: Unamortized discount on warrants                       -
                                                              ----------
         As per Balance Sheet                                      $Nil
                                                              ==========

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

         As of June 30, 2007 there was $426,561 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The financial statements for the six months ended June 30, 2007 recognize compensation cost for the portion of outstanding awards which have

                            PERFISANS HOLDINGS, INC.
          CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)



         vested during the period. The stock-based compensation expense for the six month period ended June 30, 2007 was $106,640.

         No options were granted during the six month period ended June 30, 2007 under the Company's stock-option plan.

6.       ISSUE AND CANCELLATION OF SHARES

         Year ended December 31, 2006

         During the three month period ended March 31, 2006 a total of $132,538 of the 2005 Notes were converted into common stock. The conversions were done at varied rates ranging from $0.087 to $0.110 per common share which resulted in the issue of 1,344,793 of common shares.

         During the three month period ended March 31, 2006, the Company issued 1,000,000 common shares to two consultants for professional services rendered. Out of these, 500,000 shares were issued @ $0.10 per common share and balance 500,000 issued @ $0.15 per share.

         During the three month period ended March 31, 2006, the company cancelled 950,000 common shares issued to two consultants during the third quarter of 2005. The cancellation of these shares was due to early termination of the each consulting agreement.

         During the three month period ended June 30, 2006 a total of $172,769 of the 2005 Notes were converted into common stock. The conversions were done at varied rates ranging from $0.180 to $0.204 per common share which resulted in the issue of 914,504 of common shares.

         During the three month period ended September 30, 2006 a total of $172,769 of the 2005 Notes were converted into common stock. The conversions were done at varied rates ranging from $0.083 to $0.133 per common share which resulted in the issue of 1,748,137 of common shares.

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

         During the three month period ended December 31, 2006 a total of $172,765 of the 2005 Notes were converted into common stock. The conversions were done at varied rates ranging from $0.038 to $0.040 per common share which resulted in the issue of 4,453,920 of common shares.

         On October 6, 2006 the Company issued 4,350,000 common shares to various consultants for professional services valued @$0.12 per share, resulting in an expense of $522,000 as per the resolution as of August 23, 2006. The Company expensed to general and administration for

                            PERFISANS HOLDINGS, INC.
          CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)


         $282,000 during the three month period ended September 30, 2006 and the balance of $240,000 was expensed in the last quarter of 2006.

         Quarter ended March 31, 2007

         On January 17, 2007 a total of $86,383 of the 2005 Notes were converted into common stock. The conversions were done at $0.04 per common share which resulted in the issue of 2,184,739 of common shares.

         The Company issued 7,625,000 common shares valued @$0.04 per common share to five consultants as consulting fee for services valued at $305,000 and accrued as of December 31, 2006. Four of these consultants whose services were valued at $60,000 each, were each issued 1,500,000 common shares, and one consultant whose services were valued at $65,000 was issued 1,625,000 common shares.

         The Company issued 1,780,000 common shares to settle legal fee accrual for $89,000 as of December 31, 2006. The shares were valued at $0.04 per common share.

         The Company authorized the issuance of 3,000,000 common shares each, to two directors as bonus compensation. These shares were valued at $0.05 per common share. The Company expensed $300,000 to management salaries in first quarter of 2007.

         The Company authorized the issuance of 8,100,000 common shares to six consultants for services. These shares were valued at $0.05 per common share. The Company expensed consulting expense of $405,000.

         Quarter ended June 30, 2007

         On June 19, 2007 a total of $86,383 of the 2005 Notes were converted into common stock. The conversions were done at $0.023 per common share which resulted in the issue of 3,755,833 of common shares.

         On May 24, 2007 a total of $150,000 of the 2007 Notes were converted into common stock. The conversions were done at $0.015 per common share which resulted in the issue of 10,000,000 of common shares.

         On May 24, 2007 the Company authorized the issuance of 1,500,000 common shares to settle legal fee accrual for $30,000 as of March 31, 2007. The shares were valued at $0.02 per common share.

         On May 24, 2007 the Company authorized the issuance of 3,000,000 common shares valued @$0.05 per common share to one consultant as consulting fee for services valued at $150,000 and accrued as of March 31, 2007.

                            PERFISANS HOLDINGS, INC.
          CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)



         On May 24, 2007 the Company authorized the issuance of 600,000 common shares valued @$0.02 per common share for payment of rent for the six month period of February 2007 to July, 2007 at $2,000 per month. The sum of $2,000 is reflected as prepaid expenses and deposits.

         On May 24, 2007 the Company authorized the issuance of 3,000,000 common shares each, to two directors as bonus compensation. These shares were valued at $0.02 per common share. The Company expensed $120,000 to management salaries in second quarter of 2007.

         On May 24, 2007 the Company authorized the issuance of 3,000,000 common shares valued @$0.02 per common share to one consultant for management of the Company's office in Taiwan.

         On May 24, 2007 The Company authorized the issuance of 13,500,000 common shares to four consultants for services. These shares were valued at $0.02 per common share and covered the period of six months commencing May 13, 2007. The Company expensed consulting expense of $71,901 and reflected the balance of $198,099 in prepaid expenses and deposits.

         On May 24, 2007 The Company authorized the issuance of 3,250,000 common shares to two consultants for services. These shares were valued at $0.02 per common share and covered the period of three months commencing May 1, 2007. The Company expensed consulting expense of $43,333 and reflected the balance of $21,667 in prepaid expenses and deposits.

         On May 24, 2007 The Company authorized the issuance of 4,000,000 common shares to two consultants for services. These shares were valued at $0.02 per common share and covered the period of six months commencing May 1, 2007. The Company expensed consulting expense of $26,667 and reflected the balance of $53,333 in prepaid expenses and deposits.

         On May 24, 2007 The Company authorized the issuance of 1,300,000 common shares to a consultant for services. These shares were valued at $0.03 per common share and covered the period of six months commencing May
         18, 2007. The Company expensed consulting expense of $9,015 and reflected the balance of $28,685 in prepaid expenses and deposits.

7.       PROMISSORY NOTE PAYABLE

         On April 19, 2005, the Company executed a Promissory Note in the amount of $983,021, bearing interest at 3% per month, with principal and interest payable at December 31, 2005. Management and the note holder have agreed on a new term of 2% per month (prior 3% per month) with a monthly pay down of CAD $2,000 starting from January 1, 2007.

8.       MANAGEMENT SALARIES

         Includes the cost of issuance of a total of 12,000,000 common shares to two directors, 6,000,000 common shares each, as bonus compensation. Out of these, 6,000,000 common shares issued in the first quarter ended
         March 31, 2007 were valued at $0.05 per common share and 6,000,000 common shares issued in the second quarter ended June 31, 2007 were valued at $0.02 per

                            PERFISANS HOLDINGS, INC.
          CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                        (AMOUNTS EXPRESSED IN US DOLLARS)
                                   (UNAUDITED)


         common share. The Company expensed $300,000 and 120,000 to management salaries in the first and second quarters of 2007, respectively.

9.       LETTER OF INTENT

         On April 24, 2006, the Company entered into a non binding Letter of Intent with Zhejiang Fibersense Communication Technology Company Limited ("Zhejiang Fibersense") to enter into a definitive agreement with the shareholders of the Company pursuant to which the Company will acquire from Zhejiang Fibersense shareholders 100% of the issued and outstanding share capital of Zhejiang Fibersense in exchange for the issuance of the Company's common shares in an amount to be determined. The Company cancelled the non-binding agreement in the second quarter of 2007.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


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

In response to the market and current funding and resources conditions, the Company is in the process of re-structuring. Since our vendors and customers are in Asia, more focus has been put on the China and Taiwan operations. In July 2005, resources were reallocated from the Canadian operation to China and Taiwan; this move has resulted in lower operating costs. In response to the re-structuring, the Company moved to smaller premises in November of 2005. On May 20, 2007, the Company relocated its offices again to 18 Crown Steel Drive, Unit 310, Markham, Ontario, Canada.

We have also revised the product development plan accordingly. The Company products are focused on the network and consumer semiconductor integrated circuits. In addition to developing our own products, we also start marketing products from other semiconductor development companies under our own brand.

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

We have an agreement with SBI Brightline Consulting LLC ("SBI") and Westmoreland PFNC LLC ("Westmoreland") for a $4 million funding. Seven hundred and fifty thousand dollars has been received by the company from SBI and Westmoreland. SBI and Westmoreland have signed promissory notes on the balance that has not yet been received. The Company believes that the possibility of getting the remaining fund is low. The Company is planning to write off the amount if funds are not received in the near future.

We had executed convertible debenture agreements totaling $1.2 million as at March 21, 2005. Details of the agreement can be obtained through the Company's Current Report on Form 8-K filed with SEC on March 23, 2005. We will have to secure the anticipated requisite remainder of funding through other means, such as sales of additional securities or other financing initiatives. We started to re-pay each month the principal of these convertible notes commencing on August 17, 2005. The payments are made through the issuance of the Company's common stock.

On March 21, 2007, we entered into a Securities Purchase Agreement dated as of March 12, 2007, by and among Perfisans Holdings, Inc. (the "Company"), and Alfred Morgan Capital Ltd ("AMC"). Whereby, the Company authorized the sale to AMC of a Convertible Term Note (the "2007 Notes") in the principal amount of One Hundred Fifty Thousand ($150,000). The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The 2007 Notes are convertible into common stock of the Company, as set forth in the Securities Purchase Agreement filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the SEC on November 13, 2006. In connection with the offering, the Company issued an aggregate of 750,000 warrants to purchase common stock. The $150,000 principal amount of 2007 Notes is part of a contemplated private placement of up to $10,000,000. The proceeds of the offering will be used to fund acquisitions and for working capital.

The conversions of the 2007 Notes are subject to an effective Registration Statement. The net proceeds of the financing are to be utilized for general working capital.

In May, 2007, AMC has requested the conversion of the $150,000 principal amount of 2007 Notes into restricted shares. The conversion was done on June 19, 2007 with conversion price at $0.02 per share with 25% discount which amount to 10,000,000 shares.

We have hired contractors and consultants working for the Company in Taiwan and China as of to date. We plan to hire additional contractors in the area of engineering, sales and marketing.

We have appointed three corporate advisors in San Jose, California for corporate development. We have leased an office space in San Jose, California since January 1, 2007. We also plan to hire some contractors in the area of business development and marketing.

As a moving forward plan, we are seeking for some merger and acquisition targets. We also have strategic planning of spinning off the Intellectual Property (IP) of the Company into an IP licensing company.

We have explored business opportunities in marketing and sales of products that are not produced by us. We believe such opportunities can bring in revenue and profit. However the plan of the Company is to develop a marketing strategy for its own internally developed chips.

On May 8, 2007 the Company's Board of Directors passed a resolution and decided to terminate the previous non-binding Letter of Intent with Zhejiang Fibersense Communication Technology Company Limited signed April 24, 2006. Currently, the Company is negotiating with another company in Hong Kong, and expects to have a plan in the next three months.



RESULTS OF OPERATIONS FOR PERFISANS HOLDINGS, INC.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007

We have reported revenues of $216,069 during this six month period ended June 30, 2007 (revenue for the six month period ended June 30, 2006 was $Nil). We are currently working on marketing our two products ENA1001 and ENA5031 to potential customers.

Total operating expenses increased for the six-month period ending June 30, 2007, from $849,845 to $1,558,396 from the corresponding prior year period. This increase was primarily due to the increase in management compensation and consultant cost included in general and administrative expenses.

General and Administration fees increased for the six-month period ended June 30, 2007, from $397,896 to $720,299, or 81% from the corresponding prior year period, primarily as a result of increase in consultant fees.

On April 19, 2005, the Company executed a Promissory Note in the amount of $983,021, bearing interest at 3% per month, with principal and interest payable at December 31, 2005. Management and the note holder have agreed on a new term of 2% per month (prior 3% per month) with a monthly pay down of CAD $2,000 starting from January 1, 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007

We have reported revenues of $193,352 during this three month period ended June 30, 2007 (revenue for the three month period ended June 30, 2006 was $Nil). We are currently working on marketing our two products ENA1001 and ENA5031 to potential customers.

Total operating expenses increased for the three-month period ending June 30, 2007, from $461,783 to $601,103 from the corresponding prior year period. This increase was primarily due to the increase in management compensation and consultant cost included in general and administrative expenses.

General and Administration fees increased for the three-month period ended June 30, 2007, from $250,953 to $269,843, or 7.5% from the corresponding prior year period, primarily as a result of increase in consultant fees.


LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2007, net cash used in operating activities amounted to $154,850, as compared to $80,291 for the same period in the prior year. The increase in cash used is primarily due to the increase in our business activities during the six months ended June 30, 2007.

In March 2004, we borrowed $250,000 from an unaffiliated lender. The loan bears interest at 2% per month and was payable on July 3, 2004 or upon our receipt of at least $4,000,000 of proceeds from the sale of stock. In October 30, 2004 we increased the borrowed amount from the same lender to $392,208 which bears an interest at 3% per month. On April 19, 2005, the Company executed a Promissory
Note in the total amount of $983,021 bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management and the note holder have agreed on a new term of 2% per month (prior 3% per month) with a monthly pay down of CAD $2,000 starting from January 1, 2007. We intend to repay such loans out of proceeds from the sale of stock.

At June 30, 2007, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.


OFF-BALANCE SHEET ARRANGEMENTS

None.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

Contractual obligations as of June 30, 2007 are as follows:


----------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                   TOTAL             LESS THAN 1 YEAR       AFTER 1-3 YEARS     3-5 YEARS
----------------------------------------------------------------------------------------------------------------
BUILDING LEASES                           $58,290                $19,430               $38,860             $0
----------------------------------------------------------------------------------------------------------------
EQUIPMENT LEASES                               --                     --                    --             --
----------------------------------------------------------------------------------------------------------------
CONVERTIBLE TERM NOTE                     $13,863                $13,863                    --             --
----------------------------------------------------------------------------------------------------------------
PROMISSORY NOTE                          $983,021               $983,021                    --             --
----------------------------------------------------------------------------------------------------------------
TOTAL                                  $1,055,174             $1,016,314               $38,860             $0
----------------------------------------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements; however, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company's results of operations and financial condition.

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


SOFTWARE DEVELOPMENT COSTS

Development costs related to software products are expensed as incurred until technological feasibility of the product has been established. Based on our product development process, technological feasibility is established upon completion of a working model. Costs incurred by us, between completion of the working model and the point at which the product is ready for general release, have not been significant. Accordingly, no costs have been capitalized to date.


ITEM 3.    CONTROLS AND PROCEDURES

Our Chief Executive Officer and Principal Accounting Officer has evaluated as of the last day of the period covered by this report, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer. Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective.

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of
1934) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS

None.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

     There were no matters required to be disclosed in a Current Report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

     There were no changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since Company last disclosed these procedures.

ITEM 6.    EXHIBITS

EXHIBIT
NUMBER   EXHIBIT
--------------------------------------------------------------------------------

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



Date:  August 10, 2007                 PERFISANS HOLDINGS, INC.


                                       By:   /s/ Bok Wong
                                       ---------------------------------------
                                       Name:  Bok Wong
                                       Title: Chief Executive Officer
                                              and Principal Accounting Officer