Form 10QSB
period 2007-09-30
PERFISANS HOLDINGS INC
filed 2007-11-13
CIK 1049861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                              for the quarterly period ended September 30, 2007

[  ]  Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from _______ to _______

Commission File No. 000-23689

PERFISANS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Maryland	91-1869317
(State of Incorporation)	(I.R.S. Employer Identification No.)

Unite 310, 19 Crown Steel Drive, Markham, Ontario L3R 9X8
(Address of principal executive offices)

7828 Kennedy Road, Unit #201, Markham, Ontario L3R 5P1
(Former address of principal executive offices)

Issuer’s telephone number, including area code:	(905) 943-9996

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 7, 2007 there were 139,703,100 shares of common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):           Yes [  ]  No [X]

i

PART 1 – FINANCIAL INFORMATION

PERFISANS HOLDINGS, INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Amounts expressed in US Dollars)

TABLE OF CONTENTS

Interim Consolidated Balance Sheets for the Nine Months September 30, 2007 (Unaudited) and
the Year Ended December 31, 2006 (Audited)	F–1

Interim Unaudited Consolidated Statements of Operations for the three months ended
September 30, 2007 and 2006	F–2

Interim Unaudited Consolidated Statements of Operations for the nine months ended
September 30, 2007 and 2006	F–3

Interim Unaudited Consolidated Statements of Cash Flows for the nine months ended
September 30, 2007 and 2006	F–4

Interim Consolidated Statements of Changes in Stockholders’ Deficiency for the nine months ended
September 30, 2007 (Unaudited) and for the year ended December 31, 2006 (Audited)	F–5

Condensed Notes to Interim Consolidated Financial Statements	F–6 - F–14

PERFISANS HOLDINGS, INC.
Interim Balance Sheets
As of Nine Months September 30, 2007 (Unaudited) and Year Ended December 31, 2006
(Audited)
(amounts expressed in US Dollars)

	Nine Months	Year
	Ended	Ended
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,212	$21,556
Prepaid expenses and deposits (note 6)	186,117	–
	$245,329	$21,556
PROPERTY, PLANT AND EQUIPMENT	8,134	8,708
INTELLECTUAL PROPERTY	1	1
	$253,464	$30,4265

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,711,547	$2,765,664
Promissory note payable (note 7)	1,111,089	807,619
Convertible term notes (note 4)	53,838	186,631
Loan from shareholders	736,848	598,256
	$4,613,322	$4,358,170

STOCKHOLDERS’ DEFICIENCY
CAPITAL STOCK	133,762	58,166
COMMON STOCK SUBSCRIBED	3,250,000	3,250,000
STOCK SUBSCRIPTIONS RECEIVABLE	(3,250,000)	(3,250,000)
ADDITIONAL PAID – IN CAPITAL	15,507,276	13,112,355
ACCUMULATED OTHER COMPREHENSIVE LOSS	(621,294)	(321,756)
ACCUMULATED DEFICIT	(19,379,602)	(17,176,670)
	$(4,359,858)	$(4,327,905)
	$253,464	$30,265

See Condensed Notes to Interim Unaudited Financial Statements

F–1

PERFISANS HOLDINGS, INC.
Interim Consolidated Statements of Operations
for the Three Months Ended September 30, 2007 and 2006
(amounts expressed in US Dollars)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
REVENUE	$146,053	–
Cost and goods sold	143,839	–
GROSS PROFIT	$2,214	–

OPERATING EXPENSES
General and administration	$397,562	$546,306
Interest	77,290	65,351
Management salaries (note 8)	113,730	100,000
Amortization	770	9,929
TOTAL OPERATING EXPENSES	$589,352	$721,586

OPERATING LOSS	$(587,138)	$(721,586)

Interest income and other income	–	151
Beneficial Conversion Cost expensed (note 4)	–	(7,346)
Discount on warrants expensed (note 4)	–	(11,066)
NET LOSS	$(587,138)	$(739,847)

Loss per share, basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding	133,762,773	48,531,866

See Condensed Notes to Interim Unaudited Financial Statements

F–2

PERFISANS HOLDINGS, INC.
Interim Consolidated Statements of Operations
for the Nine Months Ended September 30, 2007 and 2006
(amounts expressed in US Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
REVENUE	$362,122	–
Cost and goods sold	354,583	–
GROSS PROFIT	7,539	–

OPERATING EXPENSES
General and administration	$1,224,501	$1,050,841
Interest	191,935	191,090
Management salaries	729,334	300,000
Amortization	1,978	29,499
TOTAL OPERATING EXPENSES	$2,147,748	$1,571,430

OPERATING LOSS	$(2,140,209)	$(1,571,430)

Interest income	66	277
Beneficial Conversion Cost expensed (note 4)	(50,000)	(114,182)
Discount on warrants expensed (note 4)	(12,789)	(171,986)
LOSS BEFORE INCOME TAX	$(2,202,932)	$(1,857,321)
Income tax	–	77
NET LOSS	$(2,202,932)	$(1,857,398)

Loss per share, basic and diluted	$(0.02)	$(0.04)

Weighted average shares outstanding	103,029,352	45,742,582

See Condensed Notes to Interim Unaudited Financial Statements

F–3

PERFISANS HOLDINGS, INC.
Interim Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2007 and 2006
(amounts expressed in US Dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,202,932)	$(1,857,398)
Items not requiring an outlay of cash:
Amortization	1,978	29,499
Beneficial conversion cost expensed (note 4)	50,000	114,182
Discount on warrants expensed (note 4)	12,789	171,986
Stock-based compensation	159,960	159,960
Issue of shares for professional services (note 6)	921,001	365,000
Issue of shares in lieu of bonus to directors	420,000	-
Decrease in accounts receivable	-	81,111
Increase in prepaid expenses and deposits**	(99,511)	(5,410)
Increase in accounts payable and accrued liabilities*	452,564	784,240
Increase in deferred costs	–	(120,000)
Interest accrued on loans	191,935	190,896
NET CASH USED IN OPERATING ACTIVITES	$(92,216)	$(85,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from shareholders	16,808	70,555
Gross Proceeds from issue of convertible term notes (note 4)	189,975	-
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$206,783	$70,555

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	$(76,911)	$(17,406)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
FOR THE PERIOD	$37,656	$(32,785)
Cash and cash equivalents, beginning of period	21,556	46,741
CASH AND CASH EQUIVALENTS, END OF PERIOD	$59,212	$13,956

*	Excludes non- cash settlement of liabilities by issue of common shares for $584,000.
**	Excludes increase in prepaid expense due to issue of shares

See Condensed Notes to Interim Unaudited Financial Statements

F–4

PERFISANS HOLDINGS, INC.
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
for the Nine Months Ended September 30, 2007 (Unaudited) and for the Year Ended December 31, 2006 (Audited)
(amounts expressed in US dollars)

							Accumulated
	Common	Common	Common	Additional		Other	Other
	Stock	Stock	Stock	Paid-In		Comprehensive	Comprehensive
	Number of	Amount	Subscribed	Capital	Deficit	Loss	Loss
	Shares	$	$	$	$	$	$
Balance at December 31, 2005	43,305,847	$43,305	$3,250,000	$11,376,095	$(14,217,656)		$(332,189)
Issue of shares on conversion of convertible notes	8,461,354	8,461		642,380
Issue of shares for professional services	7,350,000	7,350		879,650
Cancellation of shares issued for professional services	(950,000)	(950)		950
Stock-based compensation				213,280
Foreign currency translation						$10,433	10,433
Net loss for the year					(2,959,014)	(2,959,014)
Balance at December 31,2006 (Audited)	58,167,201	$58,166	$3,250,000	$13,112,355	$(17,176,670)	$(2,948,581)	$(321,756)
Issue of shares on conversion of convertible notes	2,184,739	2,185		84,200
Issue of shares in settlement of liabilities	9,405,000	9,405		384,595
Issue of shares to directors in lieu of bonus	6,000,000	6,000		294,000
Issue of shares for professional services	8,100,000	8,100		396,900
Beneficial conversion for notes				50,000
Fair value of warrants issued				12,789
Stock-based compensation				106,640
Issue of shares on conversion of convertible notes	13,755,833	13,756		222,626
Issue of shares in settlement of liabilities	5,000,000	5,000		185,000
Issue of shares to directors in lieu of bonus	6,000,000	6,000		114,000
Issue of shares for professional services	10,405,917	10,406		200,822
Issue of shares in advance for services	14,744,083	14,744		290,029
Stock based compensation				53,320
Foreign currency translation						(299,538)	(299,538)
Net loss for the period					(2,202,932)	(1,615,794)
Balance at September 30, 2007 (Unaudited)	133,762,773	$133,762	$3,250,000	$15,507,276	$(19,379,602)	$(1,915,332)	$(621,294)

See Condensed Notes to Interim Unaudited Financial Statements

F–5

PERFISANS HOLDINGS, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2007
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated interim financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. Interim consolidated financial statements should be read in conjunction with the company’s annual audited consolidated financial statements for the year ended December 31, 2006.

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

3)           Working Capital deficiency

4)           Non renewal of intellectual property licenses

5)           Adverse key financial ratios

6)           Delay in conversion of convertible debt

The continuation of the company as a going concern is dependent upon its ability to raise additional financing and ultimately attain and maintain profitable operations. These consolidated financial statements include certain estimated adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities resulting from the substantial doubt about the Company’s ability to continue as a going concern

b)           Nature of operations

Perfisans Holdings, Inc. (the “Company”) is a technology development company. The principal activity of the Company is the design and development of integrated circuits for commercial purposes.

The Company was previously in the development stage and commenced earning revenue during the first quarter of 2004. The Company has funded its operations to date mainly through the issuance of shares.

PERFISANS HOLDINGS, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2007
(Unaudited)

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

Product 1 – Gigabit Network interface chip. The Company released this network interface chip in the second quarter of 2004. The chip is being tested by the potential customers. A network interface card (NIC) is also produced using this Gigabit Network interface chip.

In reaction to the market and current funding and resources situation, the Company is in the process of re-structuring. The Company has stopped the development of the Single Chip network interface chip and delayed the development of Wireless Network Processor due to the funding limitation and the reposition of corporate focus.

The Company has revised the product development plan accordingly. Its products are focused on the network and consumer semiconductor integrated circuits. In addition to developing its own products, it also markets products from other semiconductor development companies under its own brand.

3.           CONTINGENCIES

On May 10, 2006, the company received an invoice of $47,681from Concord Idea for the fees that Concord Idea spent on the termination of the lease. Management had been negotiating with Concord Idea and no agreement had been finalized and agreed to by both parties. The Company intented to settle the amont together with the existing promissory note the company has with Concord Idea. The arrangement is still under negotiation. In the absence of a definitive settlement of this amount, the Company has accrued this expense of $47,681 in this quarter ended September 30, 2007.

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

4.           CONVERTIBLE TERM NOTES AND DETACHABLE STOCK WARRANTS

a)           On March 21, 2005, the Company entered into a Securities Purchase Agreement, dated as of March 21, 2005, by and among the Company and Alpha Capital (“Alpha”), Platinum Partners Value Arbitrage Fund LP (“Platinum”), Nite Capital, Ltd. (“Nite”) and Whalehaven Capital Fund Limited (“Whalehaven”). Alpha, Platinum, Nite and Whalehaven are collectively referred to as the “Purchasers”. The Company authorized the sale to the Purchasers of Convertible Term Notes (the “Notes”) in the aggregate principal amount of $1,200,000, with an over allotment option of $240,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as

PERFISANS HOLDINGS, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2007
(Unaudited)

amended. The Company received a total of $1,275,000 and retained the over allotment amount of $75,000. These Notes are convertible into common stock of the Company at a final price of $0.3375 per share. In connection with the offering, the Company issued an aggregate of 8,300,000 warrants to purchase common stock at prices ranging from $0.3375 to $2.00 per share. Of the warrants, 1,777,778 are exercisable for a period of three years at $0.675 per share, 3,500,000 are exercisable for a period of three years at $2.00 per share, 1,777,778 are exercisable for a period of six months at $0.3375 per share, 888,888 are exercisable for a period of six months at $0.675 per share and 355,556 are exercisable for a period of three years at $0.54 per share. The proceeds of the offering will be used to fund acquisitions and for working capital.

The company has allocated the proceeds between the warrants and debenture without warrants based on their relative fair values. Additional paid in capital has been credited with the value of warrants in the amount of $766,270 and convertible term notes have been allocated an amount of $508,730. The value of the beneficial conversion feature calculated at $1,208,889 is restricted to the fair value of the convertible term notes of $508,730 as per EITF 98-5. In accordance with Para 19 of EITF 00-27, this beneficial conversion amount of $508,730 and discount on warrants of $766,270 will be accreted from the date of issuance to the stated redemption date of the convertible instrument.

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

PERFISANS HOLDINGS, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2007
(Unaudited)

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

During the three month period ended June 30, 2007 a total of $86,383 of the convertible term notes were converted into common stock. The conversions were done at rate of $0.023 per common share which resulted in the issue of 3,755,833 of common shares.

As of September 30, 2007, the Convertible notes are reflected in the Balance Sheet as under:

Convertible debt	$1,275,000
Less: Converted into common shares	(1,261,137)
Less: Unamortized beneficial conversion cost	nil
Less: Unamortized discount on warrants	nil
As per Balance Sheet	$13,863

b)           On March 21, 2007, the Company entered into a Securities Purchase Agreement, dated as of March 12, 2007, by and among the Company and Alfred Morgan Capital Ltd (“AMC”). The Company authorized the sale to AMC of Convertible Term Notes (the “Notes”) in the aggregate principal amount of $150,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. These Notes are convertible into common stock of the Company at a final price of $0.10 per share or it will be equal to Seventy Five (75%) percent of the five-day average closing price for the five days preceding, but not including, the Closing Date whichever is the lowest. In connection with the offering, the Company issued an aggregate of 750,000 warrants to purchase common stock at price of $0.06 per share. These warrants are exercisable to March 14, 2009. The $150,000 principal amount of Notes is part of a contemplated private placement of up to $10,000,000. The proceeds of the offering will be used to fund acquisitions and for working capital.

The company has allocated the proceeds between the warrants and debenture without warrants based on their relative fair values. Additional paid in capital has been credited with the value of warrants in the amount of $12,789 and convertible term notes has been allocated an amount of $137,211. The value of the beneficial conversion feature has been calculated at $50,000. In

PERFISANS HOLDINGS, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2007
(Unaudited)

accordance with Para 19 of EITF 00-27, this beneficial conversion amount of $50,000 and discount on warrants of $12,789 will be accreted from the date of issuance to the stated redemption date of the convertible instrument.

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

During the three month period ended June 30, 2007 the entire $150,000 of the convertible term notes were converted into common stock. The conversions were done at rate of $0.015 per common share which resulted in the issue of 10,000,000 of common shares. The balance lying in the beneficial conversion amount of $47,788 and discount on warrants of $12,223 was fully expensed in the second quarter ended June 30, 2007.

As of September 30, 2007, the Convertible notes are reflected in the Balance Sheet as under:

Convertible debt	$150,000
Less: Converted into common shares	(150,000)
Less: Unamortized beneficial conversion cost	–
Less: Unamortized discount on warrants	–
As per Balance Sheet	Nil

c)           During the three months ended September 30, 2007 the Company authorized the sale to Alfred Morgan Capital AMC of Convertible Term Notes (the “Notes”) in the aggregate principal amount of $39,975. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. These Notes are convertible into common stock of the Company at a final price of $0.10 per share or it will be equal to Seventy Five (75%) percent of the five-day average closing price for the five days preceding, but not including, the Closing Date whichever is the lowest. The $39,975 principal amount of Notes is part of a contemplated private placement of up to $10,000,000. The proceeds of the offering will be used to fund acquisitions and for working capital.

Beginning on the sixth month of the closing of each note (and continuing on the same day of each successive month thereafter), the Company must repay 1/24th of the face amount of each note issued, in cash or common stock, at the option of the Company (“Monthly Amount”). If the Company repays the monthly amount in cash, the holder has to be repaid an amount equal to 102% of the Monthly Amount due and owing. If the Monthly Amount is repaid in shares of common stock, the Company is required to issue a number of shares of its common stock

PERFISANS HOLDINGS, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2007
(Unaudited)

determined by dividing (x) the Monthly Amount to be converted into shares of common stock by (y) an amount equal to a 20% discount to the volume weighted average price of its common stock for the ten (10) trading days immediately preceding the date the Monthly Amount is due.

As of September 30, 2007, these Convertible notes are reflected in the Balance Sheet at $39,975.

5.           STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on January 1, 2006.

Per SEC Staff Accounting Bulletin 107, Topic 14.F, “Classification of Compensation Expense Associated with Share-Based Payment Arrangements” stock based compensation expense is being presented in the same lines as cash compensation paid. As such, stock based compensation is no longer presented separately.

As of September 30, 2007 there was $373,241 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The financial statements for the nine months ended September 30, 2007 recognize compensation cost for the portion of outstanding awards which have vested during the period. The stock-based compensation expense for the nine month period ended September 30, 2007 was $159,960.

No options were granted during the nine month period ended September 30, 2007 under the Company’s stock-option plan.

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

PERFISANS HOLDINGS, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2007
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

PERFISANS HOLDINGS, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2007
(Unaudited)

Quarter ended June 30, 2007

On June 19, 2007 a total of $86,383 of the convertible term notes were converted into common stock. The conversions were done at $0.023 per common share which resulted in the issue of 3,755,833 of common shares.

On May 24, 2007 a total of $150,000 of the convertible term notes were converted into common stock. The conversions were done at $0.015 per common share which resulted in the issue of 10,000,000 of common shares.

On May 24, 2007 the Company authorized the issuance of 1,500,000 common shares to settle legal fee accrual for $30,000 as of March 31, 2007. The shares were valued at $0.02 per common share.

On May 24, 2007 the Company authorized the issuance of 3,000,000 common shares valued @$0.05 per common share to one consultants being consulting fee for services valued at $150,000 and accrued as of March 31, 2007.

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

On May 24, 2007 the Company authorized the issuance of 3,000,000 common shares valued @$0.02 per common share to one consultant for management of its office in Taiwan.

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

PERFISANS HOLDINGS, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2007
(Unaudited)

commencing May 18, 2007. The Company expensed consulting expense of $9,015 and reflected the balance of $28,685 in prepaid expenses and deposits.

Quarter ended September 30, 2007

The Company did not issue any common shares during the quarter ended September 30, 2007.

7.           PROMISSORY NOTE PAYABLE

Promissory note in the amount of $1,111,089 bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management and the note holder have agreed on a new term of 2% per month (prior 3% per month) with a monthly pay down of CAD $2,000 starting from January 1, 2007.

8.           MANAGEMENT SALARIES

Includes the cost of issuance of a total of 12,000,000 common shares to two directors, being 6,000,000 common shares each, as bonus. Out of these, 6,000,000 common shares issued in the first quarter ended March 31, 2007 were valued at $0.05 per common share and 6,000,000 common shares issued in the second quarter ended June 31, 2007 were valued at $0.02 per common share. The Company expensed $300,000 and 120,000 to management salaries in first and second quarter of 2007 respectively.

9.           LETTER OF INTENT

On April 24, 2006, the Company entered into a non binding Letter of Intent with Zhejiang Fibersense Communication Technology Company Limited (“Zhejiang Fibersense”) to enter into a definitive agreement with the shareholders of Perfisans pursuant to which Perfisans will acquire from Zhejiang Fibersense shareholders 100% of the issued and outstanding share capital of Zhejiang Fibersense in exchange for the issuance of Perfisans common shares in an amount to be determined. The Company cancelled the non binding agreement in the second quarter of 2007.

10.         AMENDMENTS TO THE ARTICLES OF INCORPORATION

On September 21, 2007, the Board of Directors of the Company and the Stockholders of the Company holding a majority of the outstanding shares of Common Stock of the Company approved amendments to the Articles of Incorporation:

a)	To amend the Articles of Incorporation of the Company to change the Company’s name from “Perfisans Holdings, Inc” to “Aspire Group, Inc.”

b)

To effect a Twenty-Five (25) to One (1) reverse stock split, whereby, as of the Record Date, for every twenty-five shares of Common Stock then owned, each stockholder will receive one share of Common Stock.

The actions to be taken pursuant to the written consent has been taken on November 7, 2007. These are however subject to the final approval from NASDAQ and shall be effective thereafter.

PERFISANS HOLDINGS, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2007
(Unaudited)

11.         MEMORANDUM OF UNDERSTANDING

The Company has signed a Memorandum of Understanding (MOU) with Tiffany Technology Limited (“TTL”), a company doing business in Hong Kong to complete a share exchange transaction pursuant to which the Company will acquire all of the issued and outstanding common stock of TTL in exchange for shares of the Company’s common stock.

12.        SUBSEQUENT EVENTS

a) On October 3, 2007, the Company authorized the sale to Alfred Morgan Capital AMC of Convertible Term Notes (the “Notes”) in the aggregate principal amount of $90,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. These Notes are convertible into common stock of the Company at a final price of $0.10 per share or it will be equal to Seventy Five (75%) percent of the five-day average closing price for the five days preceding, but not including, the Closing Date whichever is the lowest. The $90,000 principal amount of Notes is part of a contemplated private placement of up to $10,000,000. The proceeds of the offering will be used to fund acquisitions and for working capital.

b) On October 30, 2007, AMC has requested the conversion of the $110,000 principal amount of Notes into restricted shares. The conversion was done on October 30, 2007 with conversion price at $0.0185 per share with 25% discount to the market price of the share that was 0.0247 as of that date, which amount to 5,940,327 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the financial statements and notes appearing elsewhere in this Quarterly Report on Form 10-QSB.

This filing contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company’s control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments.

Overview

Perfisans Holdings, Inc., (“we,” “us,” “our” or the “Company”) a Maryland corporation formerly known as Griffin Industries, Inc., acquired 100% of the capital stock of Perfisans Networks Corporation, an Ontario corporation on December 19, 2003.

This transaction was accounted for as a reverse acquisition. After the acquisition, we changed our name to Perfisans Holdings, Inc.

Because we have not generated sufficient revenue to date, we have prepared our financial statements with the assumption that there is substantial doubt that we can continue as a going concern. Our ability to continue as a going concern is dependent on our ability to affect our Plan of Operations.

Plan of Operations

We were incorporated in Maryland on October 14, 1997, to be a venture capital vehicle for investors. As such, we were qualified as a business development company under the Investment Company Act of 1940 and voluntarily complied with the Securities and Exchange Commission’s public reporting requirements. As a business development company, we were eligible to make investments in qualifying companies and would have earned returns, if any, upon the sale of those investments.

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

Consequently, after devoting years in various attempts to develop a profitable, ongoing business, and without realistic sources of additional financing in sight, our former management was receptive when approached by representatives of Perfisans Networks concerning a possible business combination. Subsequent discussions led to the execution of the Acquisition Agreement entered into by the Company in December 2003.

Today, the Company through its wholly owned subsidiary Perfisans Networks Corporation, an Ontario corporation, is engaged in development of integrated circuits that will accelerate the network protocol processing.

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

In reaction to the market and current funding and resources situation, the Company is in the process of restructuring. Since our vendors and customers are in Asia, more focus has been put on the China and Taiwan operations. In July 2005, resources were reallocated from the Canadian operation to China and Taiwan. This move has resulted in lower operating costs. In response to the restructuring, the Company has moved to a smaller premises beginning November of 2005. In July of 2007, the company has moved the sales office to Shenzhen, China and also move the management to a smaller executive office.

Due to these changes, we have revised the product development plan accordingly. The Company products are focused on the network and consumer semiconductor integrated circuits. In addition to developing our own products, we also market products from other semiconductor development companies under our own brand. We have stopped the development of the SNA1000, SNA1002 network Accelerator and SNA 3010 iSCSI Accelerator semiconductor devices due to the funding limitation and the repositioning of corporate focus.

Along with Canada, Taiwan and China are key regions for us to penetrate to implement our plan of operation. Manufacturers Agents (known as “reps”) and Distributors (known as “distis”) will be contracted to market and sell Perfisans’ chips. A disti buys, resells and maintains local inventories of the computer chips that the Company will provide. The disti is responsible for the costs of selling to customers, accounts receivables, collections and the maintenance of local inventories, that otherwise would fall on Perfisans. A rep earns commissions on the sales of Perfisans’ chips. A rep is a separate, arms length company that negates or minimizes the need for Perfisans to staff its own field sales force, thereby minimizing Perfisans’ cost of sales. In some cases, the rep and disti will be one and the same company capable of acting in either rep or disti capacity according to local market needs. As a rep, the rep earns commissions on sales of our chips. As a disti, it buys and resells our chips and maintains local inventories. The current industry trend is for reps and distis to be combined in one company.

Our sales costs are:

1.	Travel costs by the sales people to the market areas at intervals dictated by sales activity and priorities;

2.	The commission that has to be paid for the reps which will be pegged at 10% to 15% of the selling price; and

3.	The costs of locally based support staffs as determined by the needs of penetrating and maintaining specific strategic customers.

We have signed up distributors in Canada, the US and China. In addition, we have identified Taiwan and China as key regions and will continue to search for appropriate additional candidates for the distribution of our products in these two geographical areas. Our Marketing and Product Development teams have collaborated on the planning of our new product roadmap, and sales and business development activities will be synchronized with the product introduction plans.

Despite having limited revenue since inception, we believe that our management has developed a business plan that, if successfully implemented, could substantially improve the Company’s operational results and financial conditions. The adequacy of cash resources over the next twelve months is primarily dependent on our operating results and our ability to obtain sufficient proceeds from the sales of securities. The projected cash requirement for the next twelve months will be $5 million.

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

We had executed convertible debenture agreements totaling $1.2 million as at March 21, 2005. Details of the agreement can be obtained through the 8K previously filed by the Company with the SEC. We will have to secure the anticipated requisite remainder of funding through other means, such as sales of additional securities or other financing initiatives. We started to re-pay each month the principle of these convertible notes from August 17, 2005. The payments are done by issuing stocks.

On March 21, 2007, we entered into a Securities Purchase Agreement dated as of March 12, 2007, by and among Perfisans Holdings, Inc., and Alfred Morgan Capital Ltd (“AMC”). Under the Agreement, the Company authorized the sale to AMC of a Convertible Term Note (the “Notes”) in the principal amount of One Hundred Fifty Thousand ($150,000). The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes are convertible into common stock of the Company as set forth in the Securities Purchase Agreement filed as Exhibit 99.2. In connection with the offering, the Company issued an aggregate of 750,000 warrants to purchase common stock. The $150,000 principal amount of Notes is part of a contemplated private placement of up to $10,000,000. The proceeds of the offering will be used to fund acquisitions and for working capital.

In September, 2007, the Company has received more money for the same Convertible Term Note (the “Notes”) in the principal amount of Forty Thousand ($40,000).

In May, 2007, AMC has requested the conversion of the $150,000 principal amount of Notes into restricted shares. The conversion was done on June 19, 2007 with conversion price at $0.02 per share with 25% discount which amount to 10,000,000 shares.

In October, 2007, the Company has received more money for the same Convertible Term Note (the “Notes”) in the principal amount of Ninety Thousand ($90,000)

In October, 2007, AMC has requested the conversion of the $110,000 principal amount of Notes into restricted shares. The conversion was done on October 30, 2007 with conversion price at $0.0185 per share with 25% discount to the market price of the share that was 0.0247 as of that date, which amount to 5,940,327 shares.

The conversions of the Notes are subject to an effective Registration Statement. The net proceeds of the financing are to be utilized for general working capital.

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

On May 8, 2007 the board has passed a resolution and decided to terminate the previous non-binding Letter of intent with Zhejiang Fibersense Communication Technology Company Limited signed April 24, 2006. We have signed a Memorandum of Understanding (MOU) with Tiffany Technology Limited (“TTL”), a company doing business in Hong Kong to complete a share exchange transaction pursuant to which the Company acquires all of the issued and outstanding common stock of TTL in exchange for shares of the Company’s common stock. Tiffany Technology Limited (TTL), a Hong Kong corporation founded in August 2005, is an electronics product channel distribution company focused on sales and marketing of the fashionable consumer electronics products, and delivers high quality services to the customers in mainland China and Asia Pacific region. We expect to complete this Acquisition in fourth quarter of 2007.

We have leased an office space in Shenzhen, China since July, 2007. We also plan to hire some contractors in China for business development, sales and marketing activities.

Results of Operation for Perfisans Holdings, Inc.

We have reported revenues of $362,122 (Prior period $nil)) during this nine month period ended September 30, 2007. We are currently working on marketing our two products ENA1001 and ENA5031 to the potential customers.

Total operating expenses increased for the nine-month period ending September 30, 2007, from $1,571,430 to $2,147,748 from the corresponding prior year period. This increase was primarily due to the increase in management compensation and consultant costs included, as well as general and administrative expenses.

General and Administration fees increased for the nine-month period ended September 30, 2007, from $1,050,841 to $1,224,501 or 17% from the corresponding prior year period, primarily as a result of increase in consultant fees.

Promissory note in the amount of $1,111,089 bears interest at 2% per month, with principal and interest payable at December 31, 2005. Management and the note holder have agreed on a new term of 2% per month (prior 3% per month) with a monthly pay down of CAD2,000 starting from January 1, 2007. The Management and note holder is in the process of finalizing the new agreement.

Liquidity and Capital Resources

For the nine months ended September 30, 2007, net cash used in operating activities amounted to $92,216, as compared to $85,934 for the same period in the prior year.

In March 2004, we borrowed $250,000 from an unaffiliated lender. The loan bears interest at 2% per month and was payable on July 3, 2004 or upon our receipt of at least $4,000,000 of proceeds from the sale of stock. In October 30, 2004 we increased the borrowed amount from the same lender to $392,208 which bears an interest at 3% per month. Promissory note in the total amount of $1,111,089 bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management and the note holder have agreed on a new term of 2% per month (prior 3% per month) with a monthly pay down of CAD2,000 starting from January 1, 2007. We intend to repay such loans out of proceeds from the sale of stock.

At September 30, 2007, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

Contractual obligations as of September 30, 2007 are as follows:

Payments Due by End of Period

Contractual Obligations	Total	Less than 1 year	After 1-3 years	3-5 years
Building leases	$42,138	$4,682	$37,456	$0
Equipment leases	–	–	–	–
Convertible Term Note	$53,838	$53,838	–	–
Promissory note	$1,111,089	$1,111,089	–	–
Total	$1,207,065	$1,169,609	$37,456	$0

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The

Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements; however, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations. In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (Topic 1N), “Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year beginning January 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company’s results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) - the fair value option for financial assets and liabilities including in amendment of SFAS 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statement.

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

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 21, 2007, stockholders holding a majority of the Company’s common stock approved a 25-1 reverse stock split (the “Reverse Split”) of the company’s common stock then issued and outstanding. Such Reverse Split is set to take effect on or around November 7, 2007.

ITEM 5.           OTHER INFORMATION

There were no matters required to be disclosed in a Current Report on Form 8-K during the fiscal quarter covered by this report that were not so disclosed.

There were no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since Company last disclosed these procedures.

ITEM 6.           EXHIBITS

Exhibit
Number	Exhibit

31.1	Certification of Chief Executive Officer and Principal Accounting Officer, pursuant to Rule 13a - 14(a).*

32.1	Certification of Chief Executive Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*      Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2007	PERFISANS HOLDINGS, INC.

	By:	/s/ Bok Wong
Name: Bok Wong
Title: Chief Executive Officer and Principal Accounting Officer