Form 10KSB
period 2007-12-31
ASPIRE INTERNATIONAL, INC.
filed 2008-04-16
CIK 1049861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
-------------

(Mark One)

[X] Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2007.

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ______________

Commission File No. 000-27773

ASPIRE INTERNATIONAL, INC.
------------------------
(Exact name of registrant as specified in its charter)

Maryland --------	91-1869317 ----------
(State or other jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

18 Crown Steel Drive, Unit #310, Markham, Ontario L3R 9X8
(Address of principal executive offices)

Registrant's telephone number, including area code:	(905) 943-9996
--------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which Registered
-------------------	-----------------------------------------
Not Applicable	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
------------------------------
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter prior that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ___   No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ___   No X

      The issuer's net sales for the most recent fiscal year were $15,590

     The aggregate market value of the voting stock held by non-affiliates based upon the last sale price on April 15, 2008 was approximately $287,280. Shares of common stock held by each executive officer and director and by certain persons who own 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of April 11, 2008 there were 5,644,905 shares of common stock, par value $0.001 per share, issued and outstanding.

      Documents Incorporated by Reference: NONE

      Transitional Small Business Disclosure Format (Check one): Yes     No X

TABLE OF CONTENTS
-----------------

Page
----
PART I			1
	Item 1.	Business	7
	Item 1A.	Risk Factors	6
	Item 2.	Properties	17
	Item 3.	Legal Proceedings	17
	Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II			18

	Item 5.	Market for Registrant's Common Stock and Related Stockholder
		Matters	16
	Item 6.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	20
	Item 7.	Financial Statements	F-1 to F-24
	Item 8.	Changes in and Disagreements with Accountants on Accounting
		and Financial Disclosure	29
	Item 8A.	Controls and Procedures	29

PART III			31

	Item 9.	Directors and Executive Officers of the Registrant	31
	Item 10.	Executive Compensation	34
	Item 11.	Security Ownership of Certain Beneficial Owners and Management
		and Related Stockholder Matters	35
	Item 12.	Certain Relationships and Related Transactions	37
	Item 13.	Exhibits and Reports on Form 8-K	37
	Item 14.	Principal Accountant Fees and Service	38

PART I

ITEM 1. BUSINESS

COMPANY HISTORY AND INTRODUCTION

Aspire International Inc. (“Aspire” or the “Company”) is an innovator of high performance semiconductors that enable data communication network connectivity. The Company was incorporated in the State of Maryland on October 14, 1997 under the name Griffin Industries, Inc. The Company had no operations prior to the acquisition of Perfisans Networks Corporation (Perfisans). On December 3, 2003, the company changed its name to Perfisans Holdings, Inc.

The Company acquired all of the capital stock of Perfisans Networks Corporation, a Canadian company registered in the Province of Ontario on December 19, 2003. As a result of the acquisition, Perfisans Networks Corporation became our wholly owned subsidiary.

On October 18, 2007, the Company has effect a Twenty-Five (25) to One (1) reverse stock split.

On October 25, 2007, the Company changed its name to Aspire International, Inc.

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

The rate, or speed, at which data is transferred, is a critical factor in determining the efficiency of the network. The data transfer speed is expressed in terms of the number of millions of bits of data, which are transferred per second, or "Mega bits per second” This is abbreviated to “Mbps". Typical speeds encountered are 10 Mbps and 100 Mbps, with "10/100Mbps" being the common acronym. To meet the demand for faster data throughput, a speed of 1000Mbps is now targeted in the networking industry. 1000Mpbs is also known as "Gigabit".

With the growth of globalization and the advance of developing countries, it is generally recognized that the amount of such data and other information that is being sent locally, nationally and around the world is continually growing, and in turn requires the continual enhancement of both the computer systems involved and the NIC technology. Management believes that it is this ongoing need for the enhancement of the NIC technology that presents growing business opportunities for the application and use of Perfisans’ technology and products.

The quality and efficiency of the technology utilized in such NICs is critical to the successful, rapid and reliable sharing and transmitting of data. The Company’s technology and devices are designed to increase speed and the ability to share data. The Company delivers its technology in what Management believes to be a cost effective solution embodied in silicon chips or semiconductors.

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

We have designed a Gigabit Ethernet solution, which is designed to significantly reduce the need for the network processors to devote a large portion of their processing power to managing the TCP/IP overhead. This is known as "TCP/IP OffLoad", and the Perfisans’ chip is therefore known as a "TCP/IP Off-Load Engine", or "TOE".

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

In addition to NIC cards, our chips will be installed directly on motherboards in desktop and laptop computers, thereby conserving space where it is at a premium, and in "host bus adapters". The "host" is the computer in which the NIC or the Company’s chip is installed, and incorporates the processor (CPU) which normally has the job of managing the entire data packet.

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

Management believes that the current drive presents an opportunity for us to meet the demand for optimized network solutions by developing a family of products, or chips to address the Storage Area Network (SAN), LAN, MAN, and WAN. Management intends to use marketing strategies and tactics based on the Company’s capabilities and benefits to develop and maintain strong, sustainable competitive positions in the Consumers, SOHO, and Enterprise markets. A key component of our marketing strategy will be the development of partnerships with industry leading OEMs (original equipment manufacturers) and non-competing chipmakers, in order to gain exposure to maximum market share in the shortest possible time.

Management believes that our TOE technology alleviates the growing bottleneck experienced by networks and significantly increases the data throughput speed in increasingly complex network applications in video-over-internet protocol, voice-over-internet protocol, SOHO applications and storage networking.

Our TOE technology, is designed to (a) conserve space in PCs by inserting our network chip in the "motherboard", and (b) avoid the cost of replacing or rebuilding existing network infrastructure due to our TOE chip's backward compatibility with 10/100Mbps systems.

Perfisans has developed an additional technology, the System Network Accelerator (SNA). Our SNA is designed to provide a carefully balanced hardware and software implementation, partitioning and filtering of different network information, in a system where different network situations are handled by different paths in the chip architecture.

We intend to market our technology to the niche market created through the rapid expansion of networking standards to Gigabit Ethernet technology. We believe that our relationships with various OEM groups and non-competing chipmakers in the Far East will assist us in marketing our technology.

INDUSTRY OVERVIEW

     • Our Management estimates that the Gigabit Ethernet market has been projected to be a multi-billion dollar market, by the industry.

     • We believe that success in the semiconductor industry goes to the company which succeeds in being the first to market. Prime examples are ATI Technologies in the graphic chips market and Genesis Microchip in the flat panel display market. Our first product was launched during the 2nd quarter of 2006 and now is undergoing a commercialization stage.

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

The Technical Solution

As previously explained, Management believes that Perfisans’ Gigabit Ethernet TOE products, embedded in the Network Interface Card (NIC) will yield significant increases in data throughput. Our technology significantly reduces drag on the network speed by freeing up the host computer processor to concentrate on processing the payload data. In addition, The Company’s TOE chip's backward compatibility with older 10/100 Mbps network systems is designed to eliminate the need for the operator to invest in costly system upgrades or replacements.

The benefits accrued in breaking the bottleneck caused by TCP/IP processing in the host system lies in gaining the benefits of higher performance networking applications. This not only immediately benefits current server and desktop Gigabit Ethernet applications, but accelerates the two paradigm shifts in modern computing: (a)networked storage and (b)client/server-based computing.

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

ASPIRE’S PRODUCTS:

We have developed a series of low cost and high volume semiconductor Application Specific Integrated Circuits (ASIC) to handle offloading of the TCP/IP processing from the CPU.

Management believes that its Gigabit + TOE products will contribute to the trend to replace existing, slower 10/100 Mbps network interface cards with faster cards with technology that facilitates data transfer speeds up to 10Gbps. These chips utilize the TOE technology to produce higher transfer speeds across networks using existing NIC architecture. Management believes that these chips will greatly address the needs of the emerging IP-SAN market and offer significant enhancements to the Gigabit Ethernet market.

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

We have identified three market segments with potential need for our chips:

•	Consumer

•	Small Office Home Office (SOHO) and

•	Enterprise (large organizations networking) Market.

The markets for our TOE devices are all users of NIC cards, which include manufacturers of laptop and desktop computers, routers, servers, Storage Area

Networks (SAN), LAN, MAN, and WAN systems. In addition, an important additional market segment is the Small Business Home Office sector, known as "SOHO", which includes individual consumers. We intends to address all of these markets with competitively priced products.

In addition to NIC cards, our chips will be installed directly on motherboards in desktop and laptop computers, thereby conserving space where it is at a premium, and in "host bus adapters", The "host" is the computer in which the NIC or our chip is installed, and incorporates the processor (CPU), which normally has the job of managing the entire data packet.

ASPIRE’S TECHNOLOGY

Aspire’s technology utilizes System-On-A-Chip (SOC) designs and our chips require no software programming to be performed by the customer.

MANUFACTURING

Although we believe that it has a choice of several leading semiconductor foundries for the manufacture of its chips, to date it has utilized OKI Semiconductor Company in Japan to manufacture its sample chips. Purchase orders will be made between us and foundries, which manufacture products of this type. The purchase orders typically will cover the cost and lead times of the products being produced.

RESEARCH AND DEVELOPMENT

We have invested significant resources towards research and development activities in order to develop our products. These expenses are expected to be 100% borne directly by our customers. These costs will be built into the selling price of products.

INTELLECTUAL PROPERTY

Aspire's SNA (Storage Network Accelerator) Technology effectively addresses the network-processing bottleneck by processing the network protocol, including TCP/IP and iSCSI in the Company’s chip, thereby sharply reducing host processor overhead. The technology is implemented by using a carefully balanced hardware and software implementation, partition and filtering of different network information. Different network situations are handled by different paths in the architecture. This approach is unique to Aspire and Management filed a provisional patent application (Patent No. 60/495,518) covering this technology in August 2003. There can be no assurance that such patents and trademarks will be granted or if granted that they will successfully protect our proprietary technology and trade secrets.

ASPIRE’S COMPETITIVE ADVANTAGE

The market for TCP/IP Offload engine products is characterized by rapid technological advances, frequent new product introductions, evolving industry standards and competitive pricing. Companies in the market compete based on price point and the ability to deliver innovative products. As this is an emerging market, management expects our competitive pressure to come from both start-ups and traditional network component vendors. Although the Network Processor Units (NPU) segment presently contains numerous start-ups, management believes that it has a wide enough head start to gain and hold ‘mind share’ and market share in this segment of the Network Processor Units arena. This is critical in the computing industry as Management believes that the company that launches its product first can easily capture a significant market share.

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

In comparison to our primary competitors, management believes that Aspire possesses key competitive advantages, and that Aspire’s strength lies in its ability to deliver highly integrated, and fully featured products, and in-depth support to our customers through their entire product development cycle in a partnership business relationship. This approach will ensure rapid times to market for our customers, while also enabling us to secure the edge in capturing new customer business ahead of our competition, and the potential to win repeat volume business at predictable and high ASPs and gross margins. We will employ this partnership business model to capture an increasing share of the strategic Original Equipment Manufacturers (OEMs) who serve the key SOHO and home networking markets. Management believes that other competitors in the TOE/Storage network processor market are primarily targeting the enterprise market. Management believes that our primary competitors are Aegis Broadband Inc. and Marvell Technology Ltd.

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

      Higher overall ROI for customers

           Customers using our products will benefit from fast times to market as a result of:

•	Significantly reduced product development cycles;

•	The simplicity of our hardware design;

•	The absence of a need for software programming, which translates into a much reduced development cycle;

•	Aspire’s System On Chip (SoC) methodology providing scalability; and

•	Aspire’s commitment to in-depth design and application support throughout the customer's product development cycle.

MARKETING AND DISTRIBUTION

Our products are primary sold through channel partners which including commissioned manufacturer's agents, distributors, as dictated by local market conditions. We are developing partnership relationships with potential customers in the industry.

Aspire has chosen Taiwanese manufacturers to be the first target customer base for the following reasons:

•	Aspire already enjoys existing strong business connections in this location;

•

These companies, and Taiwanese companies in general, will typically benefit from and welcome our superior IC design expertise, and are prone to rapid adoption of new and better performing products; and

•	The economic slowdown in North America has caused us to direct immediate attention to penetrating the Taiwanese market by leveraging the extensive experience and connection of our management team.

As a component supplier to Network Infrastructure companies, it is important to develop strategic relationships with these companies. While we have not generated any sales to date, management believes, although there can be no assurance, that the industry contacts available through our management will bring a great deal of credibility to the entire organization, and will facilitate and expedite the forging of strong strategic alliances. The wider focus of the Company is to target strategic OEMs in the United States, Europe and Asia. We are currently engaged in negotiations with manufacturer agents (known as “reps”) and distributors (known as “distis”) in Canada and Taiwan.

EMPLOYEES

As of March 31, 2008, we had four full-time employees and 10 contractors in Canada, US, Taiwan and China.

ITEM 1A. Risk Factors

If any of the adverse events described in this risk factors section actually occur, our business, results of operations and financial condition could be materially adversely affected, the trading price of our common stock could decline. We have had operating losses and no revenues to date and can not assure that we will be profitable in the foreseeable future

RISKS RELATED TO OUR COMPANY

WE HAVE GENERATED VERY LIMITED REVENUES. IF WE ARE UNABLE TO GENERATE SUFFICIENT REVENUES IN THE FUTURE, WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS.

Although we are in the stages of marketing our products, we are still in our formative stage. As a result of the nature of our business, we have incurred substantial operating expenses without generating any significant revenues. The revenues that we have generated to date were not from the sale of our primary products. The revenues were from trading of goods during the year.

OUR AUDITORS HAVE AUDITED OUR FINANCIAL STATEMENTS ASSUMING THAT WE WILL CONTINUE AS A GOING CONCERN.

Our auditors have included a going concern opinion that states that we have no established sources of revenue and that there is substantial doubt about our ability to continue our operations. In the event that we do not effectuate our plan of operations, as to which there can be no assurance, we may not be able to continue our operations. In addition, the existence of the going concern opinion may make it more difficult for us to obtain additional financing or acceptable credit terms.

IF WE CONTINUE OUR HISTORY OF LOSSES, IT MAY CAUSE A DECLINE IN OUR STOCK PRICE OR AN INABILITY TO CONTINUE OUR OPERATIONS.

We expect to continue to incur losses as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, the current economic weakness may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline or cause us to discontinue our operations.

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

Because we have not generated any significant revenues to date, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and our business will most likely fail. To secure additional financing, we may have to borrow money or sell more securities, which may reduce the value of the existing securities. We may be unable to secure additional financing on favorable terms or at all.

Selling additional stock, either privately or publicly, could dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations, which would have a material negative effect on operating results and most likely result in a lower stock price.

OUR INABILITY TO RETAIN AND ATTRACT KEY PERSONNEL COULD ADVERSELY AFFECT OUR ABILITY TO DEVELOP OUR PRODUCTS.

We believe that our future success will depend on the abilities and continued service of certain of our senior management and executive officers, particularly our President and Vice President of Operations and Business Development and those persons involved in the research and development of our products. If we are unable to retain the services of these persons, or if we are unable to attract additional qualified employees, researchers and consultants, we may be unable to successfully finalize and market our products and other future products being developed.

In addition, as the source of our technological and product innovations, our key technical personnel represent a significant asset. Our success depends on our ability to continue to attract, retain and motivate qualified technical personnel. The competition for technical personnel is intense in the semiconductor industry, and we therefore cannot assure that we will be able to attract and retain qualified technical and other personnel necessary for the design, development, manufacture and sale of our products. We may have particular difficulty attracting and retaining key personnel during periods of poor operating performance, given, among other things, the use of equity-based compensation by us and our competitors. The loss of the services of one or more of our key employees or our inability to attract, retain and motivate qualified technical personnel, could have a material adverse effect on our ability to develop our products.

OUR LACK OF DIVERSIFICATION MAY SUBJECT US TO AN INCREASED RELIANCE ON A PARTICULAR SEGMENT OF AN INDUSTRY.

Because of the extremely limited financial resources that we have, it is unlikely that we will be able to further diversify our operations. Our probable inability to diversify our activities will subject us to economic fluctuations within one or two particular businesses or industries and therefore increase the risks associated with our operations.

RISKS RELATED TO OUR BUSINESS

WE OPERATE IN THE HIGHLY CYCLICAL COMPUTER CHIP INDUSTRY, WHICH IS SUBJECT TO SIGNIFICANT DOWNTURNS, WHICH COULD RESULT IN A FAILURE TO ACHIEVE OUR ANTICIPATED REVENUES.

From time to time changes in general economic conditions, together with other factors, cause significant upturns and downturns in the industry. Periods of industry downturn, as we experienced beginning in calendar year 2001, have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. These characteristics, and in particular their impact on the level of demand for computer chips, may cause substantial fluctuations in our revenues and results of operations.

During the late 1990's and extending into 2000, the computer chip industry enjoyed unprecedented growth. However, beginning in calendar year 2001, the industry was adversely impacted by a global economic slowdown and an abrupt decline in demand for many of the end-user products that incorporate our products. The impact of weakened end-customer demand was compounded by higher than normal levels of inventories among our original equipment manufacturer, or OEM, subcontractor and distributor customers. Should the reduced end-customer demand continue, this could result in underutilization of our manufacturing capacity, changes in revenue mix and other impacts that would continue to materially and adversely affect our operating results.

Because of the cyclical nature of the computer chip industry, we cannot assure of the timing, duration or magnitude of any recovery in our industry or that a recovery will occur. We cannot assure that the computer chip semiconductor industry will not experience renewed, and possibly more severe and prolonged, downturns in the future, or that our operating results or financial condition will not be adversely affected by them. We have experienced these cyclical fluctuations in our business and may experience cyclical fluctuations in the future.

IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY IN THE COMPETITIVE CHIP MANUFACTURING INDUSTRY, WE MAY NOT BE ABLE TO ACHIEVE SIGNIFANT SALES OF OUR PRODUCTS.

Our future success depends on our ability to compete effectively with other manufacturers of network and storage chips, including major manufacturers of chips which have greater resources than we do. We are an early-stage research and development company engaged exclusively in developing our initial products. We have not yet completed our first product and have no revenue from operations. As a result, we may have difficulty competing with larger, established chip manufacturing companies. Most of our potential competitors will be established, well-known companies that have:

• substantially greater financial, technical and marketing resources;

• larger customer bases;

• better name recognition;

• related product offerings; and

• larger marketing areas.

Companies such as Intel, Broadcom and AMD are major, international providers of chip solutions for the network and storage industry. Because these companies may possibly develop alternative solutions for their own product lines, they may ultimately be in competition with us. These companies represent a wide array of products, technologies and approaches. Most of these companies have more resources than we do and, therefore, a greater opportunity to develop comparable products and bring those products to market more efficiently than we do. If we do not compete effectively with current and future competitors, we may not be able to achieve significant sales of our products.

THE MARKETS INTO WHICH WE SELL OUR PRODUCTS ARE CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE, WHICH COULD RESULT IN OUR PRODUCTS BECOMING OBSOLETE.

The demand for our products can change quickly and in ways that we may not anticipate. Our markets generally exhibit the following characteristics:

• rapid technological developments and product evolution;

• rapid changes in customer requirements;

• frequent new product introductions and enhancements;

• demand for higher levels of integration, decreased size and decreased power consumption;

• short product life cycles with declining prices over the life cycle of the product; and

• evolving industry standards.

These changes in our markets may contribute to the obsolescence of our products. Our products could become obsolete or less competitive sooner than anticipated because of a faster than anticipated change in one or more of the above-noted factors.

IF OEMS AND ODMS OF ELECTRONICS PRODUCTS DO NOT DESIGN OUR PRODUCTS INTO THEIR EQUIPMENT, WE WILL HAVE DIFFICULTY SELLING THOSE PRODUCTS. MOREOVER, A "DESIGN WIN" FROM A CUSTOMER DOES NOT GUARANTEE FUTURE SALES TO THAT CUSTOMER.

Our products will not be sold directly to the end-user, if at all, but will be components or subsystems of other products. As a result, we expect to rely on

OEMs and ODMs of electronics products to select our products from among alternative offerings to be designed into their equipment. Without these "design wins," we will have difficulty selling our products. If a manufacturer designs another supplier's product into one of its product platforms, it will be more difficult for us to achieve future design wins with that platform because changing suppliers involves significant cost, time, effort and risk on the part of that manufacturer. Also, achieving a design win with a customer would not ensure that we will receive significant revenues from that customer. Even after a design win, should we obtain one, the customer would not be obligated to purchase our products and could choose at any time to reduce or cease use of our products, for example, if its own products are not commercially successful, or for any other reason. We cannot assure that we will ever to achieve design wins or that we would be able to convert any design wins into actual sales.

LENGTHY PRODUCT DEVELOPMENT AND SALES CYCLES ASSOCIATED WITH OUR PRODUCTS MAY RESULT IN SIGNIFICANT EXPENDITURES BEFORE GENERATING ANY REVENUES RELATED TO THOSE PRODUCTS, WHICH COULD RESULT IN SEVERE CASH FLOW ISSUES.

After our product has been developed, tested, and manufactured, our customers may need three months to integrate, test and evaluate our products and an additional three months to begin volume production of equipment which incorporates the products. This lengthy cycle time increases the possibility that a customer may decide to cancel or change product plans, which could reduce or eliminate our sales to that customer. As a result of this lengthy sales cycle, we may incur significant research and development expenses, and selling, general and administrative expenses, before we generate the related revenues for these products. Furthermore, we may never generate the anticipated revenues from a product after incurring such expenses if our customer cancels or changes its product plans.

UNCERTAINTIES INVOLVING THE ORDERING AND SHIPMENT OF OUR PRODUCTS COULD CAUSE ADVERSELY AFFECT OUR BUSINESS US TO HAVE EXCESS INENTORY.

We expect that any sales will typically be made pursuant to individual purchase orders and not under long-term supply arrangements with any customers. Any customers we obtain may cancel orders before shipment. Additionally, we expect to sell a portion of our products through distributors, some of whom will have rights to return unsold products. We may purchase and manufacture inventory based on estimates of customer demand for our products, which is difficult to predict. This difficulty may be compounded if we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts of demand will then be based on estimates provided by multiple parties. In addition, customers may change their inventory practices on short notice for any reason. The cancellation or deferral of product orders, the return of previously sold products, or overproduction due to a change in anticipated order volumes, could result in us holding excess or obsolete inventory, which could result in inventory write-downs and significant losses.

AVERAGE PRODUCT LIFE CYCLES IN THE SEMICONDUCTOR INDUSTRY TEND TO BE VERY SHORT, WHICH COULD LEAD US TO CUT PRICES OR TAKE SIGNIFICANT WRITE OFFS.

In the computer chip industry, product life cycles tend to be short relative to the sales and development cycles. Therefore, the resources devoted to product sales and marketing may not result in material revenue, and from time to time we may need to write off excess or obsolete inventory. If we were to incur significant marketing expenses and investments in inventory that we are not able to recover, and we are not able to compensate for those expenses, our operating results would be materially and adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

IF OUR MANUFACTURING PROCESSES ARE DISRUPTED AS A RESULT OF THEIR COMPLEX AND SPECIALIZED NATURE IT COULD RESULT IN HIGHER LOSTS AND A LOSS OF CUSTOMERS.

Our manufacturing operations are complex and subject to disruption, including for causes beyond our control. The fabrication of integrated circuits is an extremely complex and precise process consisting of hundreds of separate steps. It requires production in a highly controlled, clean environment. Minor impurities, contamination of the clean room environment, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer, defects in equipment or materials, human error, or a number of other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to malfunction. Because our operating results are highly dependent upon our ability to produce integrated circuits at acceptable manufacturing yields, these factors present could have a material adverse affect on our business. In addition, we may discover from time to time defects in our products after they have been shipped, which may require us to replace such products.

Additionally, our operations may be affected by lengthy or recurring disruptions of operations at any of our production facilities or those of our subcontractors. These disruptions may include electrical power outages, fire, earthquake, flooding, war, acts of terrorism, or other natural or man-made disasters. Disruptions of our manufacturing operations could cause significant delays in shipments until we are able to shift the products from an affected facility or subcontractor to another facility or subcontractor. In the event of such delays, we cannot assure that the required alternative capacity, particularly wafer production capacity, would be available on a timely basis or at all. Even if alternative wafer production or assembly and test capacity is available, we may not be able to obtain it on favorable terms, which could result in higher costs and/or a loss of customers. We may be unable to obtain sufficient manufacturing capacity to meet demand, either at our own facilities or through external manufacturing or similar arrangements with others. Any disruptions could have a material adverse effect on our business, financial condition and results of operations.

IF WE CANNOT DEVELOP NEW PRODUCTS AND REDUCE COSTS IN A TIMELY MANNER. OUR PRODUCTS MAY NOT ACHIEVE MARKET ACCEPTANCE.

The computer chip industry is highly cyclical and characterized by constant and rapid technological change, rapid product evolution, price erosion, evolving technical standards, short product life cycles, increasing demand for higher levels of integration and increased miniaturization, and wide fluctuations in product supply and demand. In particular, the markets into which we sell demand cutting-edge technologies and new and innovative products. Our operating results depend largely on our ability to continue to introduce new and enhanced products on a timely basis. The development and commercialization of semiconductor devices, modules and system solutions is highly complex. Successful product development and introduction depends on numerous factors, including:

• the ability to anticipate customer and market requirements and changes in technology and industry standards; or the ability to obtain capacity sufficient to meet customer demand;

• the ability to define new products that meet customer and market requirements;

• the ability to complete development of new products and bring products to market on a timely basis;

• the ability to differentiate our products from offerings of our competitors;

• overall market acceptance of our products; and or the ability to obtain adequate intellectual property protection for our new products.

We cannot assure that we will have sufficient resources to make the substantial investment in research and development needed to develop and bring to market new and enhanced products in a timely manner. We will be required to continually evaluate expenditures for planned product development and to choose among alternative technologies based on our expectations of future market growth. We cannot assure that we will be able to develop and introduce new or enhanced computer chip products in a timely and cost-effective manner, that our products will satisfy customer requirements or achieve market acceptance or that we will be able to anticipate new industry standards and technological changes. We also cannot assure that we will be able to respond successfully to new product announcements and introductions by competitors or to changes in the design or specifications of complementary products of third parties to which our products interface. In addition, prices of products may decline, sometimes significantly, over time. We believe that to remain competitive we must continue to reduce the cost of producing and delivering existing products at the same time that we develop and introduce new or enhanced products. We cannot assure that we will be able to continue to reduce the cost of our products to remain competitive.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND WE MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS. OUR INABILITY TO PROTECT OUR RIGHTS COULD IMPAIR OUR BUSINESS AND CAUSE US TO INCUR SUBSTANTIAL EXPENSE TO ENFORCE OUR RIGHTS.

Proprietary rights are critically important to us. We intend to aggressively pursue patent protection for our technologies as we continue to develop them, we cannot assure that any patents will be issued. Although we will seek to defend our patents and to protect our other proprietary rights, our actions may be inadequate to protect our patents and other proprietary rights from infringement by others, or to prevent others from claiming infringement of their patents and other proprietary rights.

Policing unauthorized use of our technology is difficult and some foreign laws do not provide the same level of protection as U.S. laws. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or patents that we may obtain, or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and have a material adverse effect on our future operating results.

WE MAY NOT BE ABLE TO DEVELOP A MARKET FOR OUR TECHNOLOGY, WHICH WILL MOST LIKELY CAUSE OUR STOCK PRICE TO DECLINE.

The demand and price for our technology and related products will be based upon the existence of markets for the technology and products and the markets for products of others, which may utilize our technology. The extent to which we may gain a share of our intended markets will depend, in part, upon the cost effectiveness and performance of our technology and products when compared to alternative technologies, which may be conventional or heretofore unknown. If the technology or products of other companies provide more cost-effective alternatives or otherwise outperform our technology or products, the demand for our technology or products maybe adversely affected. Our success will be dependent upon market acceptance of our technology and related products. Failure of our technology to achieve and maintain meaningful levels of market acceptance would materially and adversely affect our business, financial condition, results of operations and market penetration. This would likely cause our stock price to decline.

FLUCTUATIONS IN THE PERSONAL COMPUTER MARKET MAY CAUSE OUR REVENUES TO DECLINE.

Our business is, and particularly our PC processor product lines are, closely tied to the personal computer industry. Industry-wide fluctuations in the PC marketplace, including the current industry downturn, which has continued throughout 2003, have materially adversely affected us and may materially adversely affect us in the future. If we experience a sustained reduction in the growth rate of PCs sold, sales of our microprocessors may decrease. If market conditions do not improve, shipments to our customers could be limited until customer demand increases and supply chain inventories are fully balanced with end user demand.

In addition, current trends of consolidation within the personal computer industry, as recently evidenced by the Hewlett-Packard/Compaq merger, as well as potential market share increases by customers who exclusively purchase microprocessors from Intel Corporation, such as Dell Corporation, could further reduce the demand for our products.

UNLESS WE MAINTAIN MANUFACTURING EFFICIENCY, OUR FUTURE PROFITABILITY COULD BE MATERIALLY ADVERSELY AFFECTED.

Manufacturing semiconductor components involves highly complex processes that require advanced equipment. We and our competitors continuously modify these processes in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields. Our manufacturing efficiency will be an important factor in our future profitability, and we cannot be sure that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors.

From time to time, we have experienced difficulty in beginning production at new facilities, transferring production to other facilities, and in effecting transitions to new manufacturing processes that have caused us to suffer delays in product deliveries or reduced yields. We cannot be sure that we will not experience manufacturing problems in achieving acceptable yields or product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, transferring production to other facilities, upgrading or expanding existing facilities or changing our process technologies, which could result in a loss of future revenues. The increase in fixed costs and operating expenses related to increases in production capacity is not offset by increased revenues we may continue to incur losses.

IF OUR RESEARCH AND DEVELOPMENT ACTIVITIES DO NOT RESULT IN IMPROVEMENTS IN TECHNOLOGY AND EQUIPMENT OR IF WE ARE UNABLE TO FUND SUCH RESEARCH AND DEVELOPMENT WE MAY NOT BE ABLE TO REMAIN COMPETITIVE.

We make substantial investments in research and development of process technologies in an effort to improve the technologies and equipment used to fabricate our products. For example, the successful development and implementation of silicon on insulator technology is critical to our eighth-generation family of microprocessors. However, we cannot be certain that we will be able to develop or obtain or successfully implement leading-edge process technologies needed to fabricate future generations of our products. Further, we cannot assure that we will have sufficient resources to maintain the level of investment in research and development that is required for us to remain competitive.

IF OUR PRODUCTS ARE NOT COMPATIBLE WITH SOME OR ALL INDUSTRY-STANDARD SOFTWARE AND HARDWARE, WE MAY NOT ACHIEVE SIGNIFICANT SALES

Our products may not be fully compatible with some or all industry-standard software and hardware. Further, we may be unsuccessful in correcting any such compatibility problems in a timely manner. If our customers are unable to achieve compatibility with software or hardware after our products are shipped in volume, or are defective, they may return or choose not to purchase our products. In addition, the mere announcement of a defect or an incompatibility problem relating to our products could have a material adverse effect on us.

WE DEPEND ON TECHNOLOGY LICENSED TO US BY THIRD PARTIES. THE LOSS OF, OR OUR INABILITY TO MAINTAIN, THESE LICENSES COULD RESULT IN INCREASED COSTS OR DELAY SALES OF OUR PRODUCTS.

We license technology from third parties, including software that is integrated with internally-developed software and used in our products to perform key functions. We anticipate that we will continue to license technology from third parties in the future. This software may not continue to be available on commercially reasonable terms, if at all. Although we do not believe that we are substantially dependent on any licensed technology, some of the software that we license from third parties could be difficult for us to replace. The loss of any of these technology licenses could result in delays in the license of our products until equivalent technology, if available, is developed or identified, licensed and integrated. The use of additional third-party software would require us to negotiate license agreements with other parties, which could result in higher royalty payments and a loss of product differentiation. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products could prevent the implementation of our products, impair the functionality of our products, delay new product introductions, and/or damage our reputation.

OUR FAILURE TO DEVELOP NEW PRODUCTS COULD RESULT IN A LOSS OF CUSTOMERS.

The software industry is highly competitive and characterized by changing client preferences and continuous introduction of new products and/or services. We believe that our future growth will depend, in part, on our ability to anticipate changes in client preferences and develop and introduce, in a timely manner, new products and/or services that adequately address such changes. There can be no assurance that we will be successful in developing, introducing and marketing new products and/or services on a timely and regular basis. If we are unable to introduce new products and/or services or if our new products and/or services are not successful, such events could have a material, adverse effect upon our business, operating results and financial condition.

RISKS RELATED TO HOLDING OUR SECURITIES

THE SO-CALLED "PENNY STOCK RULE" COULD MAKE IT CUMBERSOME FOR BROKERS AND DEALERS TO TRADE IN OUR COMMON STOCK, MAKING THE MARKET FOR OUR COMMON STOCK LESS LIQUID WHICH COULD CAUSE THE PRICE OF OUR STOCK TO DECLINE.

Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers. These may require a broker dealer to:

• make a special suitability determination for purchasers of our shares;

• receive the purchaser's written consent to the transaction prior to the purchase; and

• deliver to a prospective purchaser of our stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker- dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

OUR COMMON STOCK MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT SHAREHOLDERS MAY NOT BE ABLE TO SELL THEIR SHARES AT OR ABOVE THE PRICE THAT THEY MAY HAVE PAID FOR THE SHARES.

Because of the limited trading market for our common stock, and because of the possible price volatility, shareholders may not be able to sell the shares of common stock when they desire to do so. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

• variations in our quarterly operating results;

• our ability to complete the research and development of our technologies;

• the development of a market in general for our products;

• changes in market valuations of similar companies;

• announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

• loss of a major customer or failure to complete significant transactions;

• additions or departures of key personnel; and

• fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the Over-the-Counter Bulletin Board OTC-BB and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies' common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on investments in our stock.

ANY ISSUANCE OF PREFERRED STOCK COULD IMPAIR THE INTERESTS OF OUR HOLDERS OF COMMON STOCK.

The rights of preferred stockholders generally take precedence over the rights of common stockholders. We currently have no preferred stock issued and outstanding. However, we are authorized to issue five million shares of preferred stock. Our board of directors may therefore authorize and issue preferred stock, including division of the preferred stock into series and the designation of all the relative rights and preferences of these series. No such action will require the approval of our stockholders. Future preferred stockholders could delay, defer or prevent a change of control of our company. Our board of directors will also be free to accord any preferred stockholders preferential treatment on matters such as distributions, liquidation preferences and voting, among others.

WE HAVE NOT PAID, AND DO NOT INTEND TO PAY, CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Dividend payments in the future may also be limited by other loan agreements or covenants contained in other securities which we may issue. Any dividend payments that we may make would be subject to Canadian withholding tax requirements. Any future determination to pay cash dividends will be at the discretion of our board of directors and depend on our financial condition, results of operations, capital and legal requirements and such other factors as our board of directors deems relevant.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters are located at 18 Crown Steel Drive, Suite 310, Markham, Ontario, L3R 9X8, in 1,267 square feet of office space leased from an unrelated party. Current rentals are $958.61 per month excluding insurance and other occupancy charges. The lease expires in June 2010.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2007, the following matters were submitted to a vote of security holders through the solicitation of proxies or otherwise:

a)	The articles of incorporation (the “Articles of Incorporation”) of the Company will be amended to change the Company’s name from “Perfisans Holdings, Inc.” to “Aspire International, Inc.”; and

b)

The Articles of Incorporation of the Company, will be amended to effect a Twenty-Five (25) for One (1) reverse stock split, whereby, as of the Record Date, for every twenty-five shares of Common Stock then owned each stockholder shall receive one share of Common Stock.

In addition, the Company took the following actions, which do not require the approval of the stockholders of the Company's Common Stock:

A.	The ratification of the appointment of Bok Wong as Director of the Company;

B.	The ratification of To Hon Lam as Director of the Company;

C.	The ratification of Eric Wang as Director of the Company; and

D.	The ratification of the appointment of Schwartz Levitsky Feldman as the Company’s independent auditors for the fiscal year ended December 31, 2007.

On September 21, 2007, the board of directors of the Company (the “Board of Directors”) and the stockholders of the Company holding a majority of the outstanding shares of Common Stock of the Company approved amendments to the Articles of Incorporation

1.	To amend the Articles of Incorporation of the Company to change the Company’s name from “Perfisans Holdings, Inc.” to “Aspire International, Inc.”

2.

To effect a Twenty-Five (25) to One (1) reverse stock split, whereby, as of the Record Date, for every twenty-five shares of Common Stock then owned, each stockholder shall receive one share of Common Stock.

PART II

Our shares of common stock are quoted on the NASD's OTC Bulletin Board under the symbol "PFNH". The symbol was changed to “PFHD” on November 14, 2007 after the 25 to 1 reverse stock split. The symbol was again changed to “APIT” on December 18, 2007. Listed below are the high and low sale prices for the shares of our common stock during the fiscal years ended December 31, 2006, 2007 and through March 31, 2008, as adjusted to reflect the reverse split of our shares of common stock effectuated on November 14, 2007. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Common Stock
------------

	High	Low
	----	---
Fiscal 2006
-----------
First Quarter	$0.29	$0.07
Second Quarter	0.30	0.08
Third Quarter	0.17	0.08
Fourth Quarter	0.08	0.03

Fiscal 2007
-----------
First Quarter	$0.06	$0.03
Second Quarter	0.04	0.02
Third Quarter	0.03	0.02

Fourth Quarter through Nov. 14, 2007	0.04	0.02
Fourth Quarter from Nov. 14, 2007 to Dec. 31, 2007	1.50	0.21

Fiscal 2008
-----------
First Quarter	$0.51	$0.20
Through April 11, 2008	0.50	0.30

On April 11, 2008 there were approximately 242 holders of record of our 5,709,904 shares of common stock issued and outstanding.

On April 11, 2008 the last sale price of the shares of our common stock as reported on the OTC Bulletin Board was $0.399.

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

This filing contains forward-looking statements. The words "anticipated," "believe," "expect, "plan," "intend," "seek," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management's current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments. The Company undertakes no obligation to update the information continued herein.

OVERVIEW

Aspire International, Inc., a Maryland corporation was named as Perfisans Holdings Inc., before November 18, 2007. Perfisans Holdings Inc., formerly known as Griffin Industries, Inc., acquired 100% of the capital stock of Perfisans Networks Corporation, an Ontario corporation on December 19, 2003.

This transaction was accounted for as a reverse acquisition. We changed our name to Perfisans Holdings, Inc. in conjunction with the reverse acquisition.

On October 18, 2007, the Company has effect a Twenty-Five (25) to One (1) reverse stock split.

On October 25, 2007, we changed our name to Aspire International, Inc.

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

The Company through its wholly owned subsidiary Perfisans Networks Corporation, an Ontario corporation, is engaged in the development of integrated circuits that will accelerate the network protocol processing.

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

In reaction to the market and current funding and resources situation, the Company is in the process of re-structuring. Since our vendors and customers are in Asia, more focus has been put on the China and Taiwan operations. In July 2005, resources were reallocated from the Canadian operation to China and Taiwan; this move has resulted in lower operating costs. In responds to the restructuring, the Company has moved to a smaller premises beginning June, 2007.

We have also revised the product development plan accordingly. The Company’s products are focused on the network and consumer semiconductor integrated circuits.

Along with Canada, Taiwan and China are key regions for us to penetrate to implement our plan of operation. Manufacturers Agents (known as "reps") and Distributors (known as "distis") will be contracted to market and sell our chips A disti buys, resells and maintains local inventories of the computer chips that the Company will provide. The disti is responsible for the costs of selling to customers, accounts receivables, collections and the maintenance of local inventories, that otherwise would fall on Perfisans. A rep earns commissions on the sales of Perfisans' chips. A rep is a separate, arms length company that negates or minimizes the need for Perfisans to staff its own field sales force, thereby minimizing Perfisans' cost of sales. In some cases the rep and disti will be one and the same company capable of acting in either rep or disti mode according to local market needs. In rep mode, the rep earns commissions on sales of our chips. In disti mode, the disti buys and resells our chips and maintains local inventories. The current industry trend is for reps and distis to be combined in one company.

Our sales costs are:

•	Travel costs by the sales people to the market areas at intervals dictated by sales activity and priorities;

•	The commission that has to be paid for the reps which will be pegged at 10% to 15% of the selling price; and

•	The costs of locally based support staffs as determined by the needs of penetrating and maintaining specific strategic customers.

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

We have executed convertible debenture agreements totaling $1.2 million as of March 21, 2005. Details of the agreement can be obtained from the Company’s Current Report on Form 8-K filing with SEC on March 23, 2005. We will have to secure the anticipated requisite remainder of the funding through other means, such as sales of additional securities or other financing initiatives. We stated to re-pay each month the principle of these convertible notes from August 17, 2005. The payments are done by issuing stock.

On March 21, 2007, we entered into a Securities Purchase Agreement dated as of March 12, 2007, by and among the Company (as under our previous name, Perfisans

Holdings, Inc.), and Alfred Morgan Capital Ltd (“AMC”). Whereby the Company authorized the sale to AMC of a Convertible Term Note (the “Notes”) in the principal amount of One Hundred Fifty Thousand ($150,000). The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes are convertible into common stock of the Company as set forth in the Securities Purchase Agreement filed as Exhibit 99.2. In connection with the offering, the Company issued an aggregate of 30,000 warrants to purchase common stock. The $150,000 principal amount of Notes are part of a contemplated private placement of up to $10,000,000. The proceeds of the offering will be used to fund acquisitions and for working capital.

The conversion of the Notes are subject to an effective Registration Statement. The net proceeds of the financing are to be utilized for general working capital.

In May, 2007, AMC has requested the conversion of the $150,000 principal amount of Notes into restricted shares. The conversion was done on June 19, 2007 with conversion price at $0.02 per share with 25% discount which amount to 400,000 shares.

In September 25, 2007 and October 3, 2007, the Company authorized the sale to AMC of a Convertible Term Note (the “Notes”) additional aggregated principle amount of One Hundred and Nine Thousands Nine Hundred and Seventy Five($109,975).

In October 29, 2007, AMC has requested the conversion of the $109,975 principal amount of Notes into restricted shares. The conversion was done with conversion price at $0.0185 per share which amount to 237,615 shares.

We have hired contractors and consultants in Taiwan and China. We plan to hire engineering, sales and marketing contractors.

We have appointed three corporate advisors in San Jose, California for corporate development. We have leased an office space in San Jose, California since January, 2007. We have a marketing agreement with Aurelius Consulting Group, Inc. dated We also plan to hire some contractors in the area of business development and marketing.

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

On May 8, 2007, the Company’s board has passed a resolution and decided to terminate the previous non-binding Letter of intent with Zhejiang Fibersense Communication Technology Company Limited signed April 24, 2006.

We have explored various opportunities to increase revenue and profit of the Company. We have signed a Memorandum of Understanding (MOU) dated July 15, 2007 with Tiffany Technology Limited (“Tiffany” or “TTL”), a company doing business in Hong Kong to complete a share exchange transaction pursuant to which the

Company acquires all of the issued and outstanding common stock of TTL in exchange for shares of the Company’s common stock. Tiffany Technology Limited (TTL), a Hong Kong corporation founded in August 2005, is an electronics product channel distribution company focused on sales and marketing of the fashionable consumer electronics products, and delivers high quality services to the customers in mainland China and Asia Pacific region. This acquisition is condition upon Tiffany be able successfully complete the USGAAP audit.

We have leased an office space in Shenzhen, China since July, 2007. We also plan to hire some contractors in China for business development, sales and marketing activities.

After devoting years into research and development, and sales and marketing of our own semiconductor products, we have made various attempts to develop a profitable company. Due to the limited funding situation, the Company is still running negative cash flow. On October 18, 2007, we have done a 25-to-1 reverse split of the outstanding stock and changed our name to Aspire International Inc. on November 18, 2007.

FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO DECEMBER 31, 2006

We have reported total revenue of $15,590 (prior year $565.00) with a gross profit of $15,590 (prior year gross profit $565) for the year ended December 31, 2006.

Total operating expenses increased for the twelve-month period ending December 31, 2007, from $2,673,695 to $2,792,557 or 4.45% from the corresponding prior year period. This increase was primarily due to the increase in interest and management bonus during the period.

General and Administration fees decreased for the twelve-month period ending December 31, 2007, from $1,888,308 to $1,382,673 or 26.78% from the corresponding prior year period, primarily as a result of the decrease in operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had an accumulated deficit of $20,016,323. For the year ended December 31, 2007, net cash used in operating activities amounted to $199,647, as compared to $141,810 for the year ended December 31, 2006.

In March 2004, we borrowed $250,000 from an unaffiliated lender. The loan bears interest at 2% per month and is payable on July 3, 2004 or upon our receipt of at least $4,000,000 of proceeds from the sale of stock. In October 30, 2004 we increased the borrowed amount from the same lender to $392,208 which bears an interest at 3% per month. The total amount of the loan with principal and interest was $1,291,265.56 as at December 31, 2007.

We are now in the process of extending the loan period. We intend to repay such loans out of proceeds from future additional funding raised by sale of stock.

We currently have a balance of $425,750.51 owed to General Resources Company on such loans. We intend to repay such loans out of proceeds from future additional funding which may be raised by sale of stock.

There was a director loan of $90,000 which bears an interest at 2% per month that we received during the year of 2005. The interest paid was $5,400 per quarter.

At December 31, 2007, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

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

OFF-BALANCE SHEET ARRANGEMENTS
None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

Contractual obligations as of December 31, 2007 are as follows:

PAYMENTS DUE BY END OF PERIOD

Contractual Obligations	Total	Less than 1	After 1-3	3-5
		year	years	years
Building leases	$27,799	$11,503	$16,296	$0
Equipment leases	--	--	--	--
Convertible Term Note	--	--	--	--
Promissory note	$1,291,265	$1,291,265	--	--
Total	$1,319,064	$1,302,768	$16,296	$0

RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the effect, if any, SFAS 157 will have on its financial position and operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) – the fair value option for financial assets and liabilities including in amendment of SFAS 115.

This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

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

Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 did not have a material impact on the Company’s results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations.

This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2010. The Company has not yet determined the impact, if any, that SFAS 141(R) will have on Company’s results of operations or its financial condition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

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

ITEM 7. Financial Statements

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

Together With Report of Independent Registered Public Accounting Firm

(Amounts expressed in US Dollars)

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006

Together With Report of Independent Registered Public Accounting Firm

(Amounts expressed in US Dollars)

TABLE OF CONTENTS
Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of December 31, 2007 and 2006	2 - 3

Consolidated Statements of Operation for the years ended
December 31, 2007 and 2006	4

Consolidated Statements of Cash Flows for the years ended
December 31, 2007 and 2006	5 - 6

Consolidated Statements of Changes in Stockholders’ Deficiency
for the years ended December 31, 2007 and 2006	7

Notes to Consolidated Financial Statements	8– 24

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO • MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aspire International Inc. (Formerly Perfisans Holdings, Inc.)

We have audited the accompanying consolidated balance sheets of Aspire International Inc. (Formerly Perfisans Holdings, Inc.) as at December 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders’ deficiency for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aspire International Inc. (Formerly Perfisans Holdings, Inc.) as at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in accordance with generally accepted accounting principles in the United States of America.

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

/s/ “SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
April 10, 2008	Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel:	416 785 5353
Fax:	416 785 5663

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Consolidated Balance Sheets
As of December 31, 2007 and 2006
(Amounts expressed in US Dollars)
	2007	2006
	$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	25,204	21,556
Other receivables	109,040	-

	134,244	21,556
PROPERTY, PLANT AND EQUIPMENT (note 5)	7,472	8,708
INTELLECTUAL PROPERTY (note 6)	1	1

	141,717	30,265

The accompanying notes are an integral part of these consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

______________________________________________________Director

______________________________________________________Director

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Consolidated Balance Sheets
As of December 31, 2007 and 2006
(Amounts expressed in US Dollars)

	2007	2006

	$	$

LIABILITIES
CURRENT LIABILITIES

Accounts payable and accrued liabilities (note 8)	2,930,454	2,765,664
Promissory note payable (note 18)	1,291,265	807,619
Convertible term notes (note 10)	-	186,631
Loan from shareholders (note 9)	765,233	598,256

	4,986,952	4,358,170

GOING CONCERN (note 1)
COMMITMENTS AND CONTINGENCIES (notes 14 and 13)

STOCKHOLDERS’ DEFICIENCY

CAPITAL STOCK (note 11)	5,585	2,327
COMMON STOCK SUBSCRIBED	3,250,000	3,250,000
STOCK SUBSCRIPTIONS RECEIVABLE	(3,250,000)	(3,250,000)
ADDITIONAL PAID – IN CAPITAL	15,849,124	13,168,194
ACCUMULATED OTHER COMPREHENSIVE LOSS	(683,621)	(321,756)
ACCUMULATED DEFICIT	(20,016,323)	(17,176,670)

	(4,845,235)	(4,327,905)

	141,717	30,265

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Consolidated Statements of Operations
For the years ended December 31, 2007 and 2006
(Amounts expressed in US Dollars)

	2007	2006
	$	$

REVENUE	15,590	565

OPERATING EXPENSES
General and administration	1,382,673	1,888,308
Interest	595,996	256,033
Management salaries	811,338	400,000
Amortization	2,550	39,284
Loss on disposal/impairment of property, plant and equipment	-	90,070

TOTAL OPERATING EXPENSES	2,792,557	2,673,695

OPERATING LOSS	(2,776,967)	(2,673,130)
Interest income	103	361
Beneficial conversion cost expensed (note 10)	(50,000)	(114,182)
Discount on warrants expensed (note 10)	(12,789)	(171,986)

NET LOSS BEFORE TAXES	(2,839,653)	(2,958,937)
Income tax	-	77
NET LOSS	(2,839,653)	(2,959,014)

Loss per share, basic and diluted	(0.64)	(1.54)

Weighted average shares outstanding	4,468,825	1,922,312

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006
(Amounts expressed in US Dollars)

	2007	2006

	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(2,839,653)	(2,959,014)
Items not requiring an outlay of cash:
Amortization	2,550	39,284
Beneficial conversion cost expensed	50,000	114,182
Discount on warrants expensed	12,789	171,986
Loss on disposal/impairment of property, plant and equipment	-	90,070
Issue of shares for professional services	921,001	887,000
Issue of shares in lieu of bonus to directors	420,000	-
Stock-based compensation	213,280	213,280
Decrease in accounts receivable	-	80,944
Decrease (Increase) in prepaid expenses and deposits	-	1,155
Increase in other receivables	(109,040)	-
Increase in accounts payable and accrued liabilities*	748,790	973,850
Interest accrued on loans	380,636	245,453

NET CASH USED IN OPERATING ACTIVITES	(199,647)	(141,810)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from a shareholder	38,242	108,161
Gross proceeds from issue of convertible term notes (note 10)	259,975	-

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	298,217	108,161

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	(94,922)	8,464

NET INCREASE (DECREASE) IN CASH
FOR THE YEAR	3,648	(25,185)

Cash , beginning of year	21,556	46,741

CASH , END OF YEAR	25,204	21,556

*Excludes non-cash settlement of liabilities by issue of common shares for $584,000 in 2007

5

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006
(Amounts expressed in US Dollars)

	2007	2006
	$	$
INCOME TAXES PAID	-	77

INTEREST PAID	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Consolidated Statements of Changes in Stockholders’ Deficiency
For the years ended December 31, 2007 and 2006
(Amounts expressed in US dollars)

	Common						Accumulated
	stock	Common	Common	Additional		Other	other
	number of	Stock	stock	paid-in		Comprehensive	comprehensive
	Shares (a)	Amount (a)	subscribed	Capital (a)	Deficit	Loss	loss
		$	$	$	$	$	$
Balance at December 31, 2005	1,732,234	1,732	3,250,000	11,417,667	(14,217,656)	(3,953,659)	(332,189)
Issue of shares on conversion of convertible notes	338,454	339		650,503
Issue of shares for professional services	294,000	294		886,706
Cancellation of shares issued for professional services	(38,000)	(38)		38
Stock-based compensation				213,280
Foreign currency translation						10,433	10,433
Net loss for the year					(2,959,014)	(2,959,014)
Balance at December 31,, 2006	2,326,688	2,327	3,250,000	13,168,194	(17,176,670)	(2,948,581)	(321,756)
Issue of shares on conversion of convertible notes	87,390	87		86,298
Issue of shares in settlement of liabilities	376,200	376		393,624
Issue of shares to directors in lieu of bonus	240,000	240		299,760
Issue of shares for professional services	324,000	324		404,676
Beneficial conversion for notes				50,000
Fair value of warrants issued				12,789
Stock-based compensation				213,280
Issue of shares on conversion of convertible notes	550,234	550		235,833
Issue of shares in settlement of liabilities	200,000	200		189,800
Issue of shares to directors in lieu of bonus	240,000	240		119,760
Issue of shares for professional services	1,006,000	1,006		514,995
Issue of shares in conversion of convertible notes	237,615	238		109,736
Convertible note conversion variance adjusted				13,863
Stock adjustment to reconcile with transfer agent	(3,222)	(3)		3
Fair value of interest on interest free loan from shareholders				36,513
Foreign currency translation						(361,865)	(361,865)
Net loss for the year					(2,839,653)	(2,839,653)
Balance at December 31, 2007	5,584,905	5,585	3,250,000	15,849,124	(20,016,323)	(3,201,518)	(683,621)

a) Common stock and additional paid-in capital have been restated to reflect 25-for-1 reverse stock split on November 14, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
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

The continuation of the company as a going concern is dependent upon its ability to raise additional financing and ultimately attain and maintain profitable operations from commercialization of its intellectual property.. These consolidated financial statements include certain estimated adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities resulting from the substantial doubt about the Company’s ability to continue as a going concern

2.	NATURE OF OPERATIONS

Aspire International, Inc. (the”Company”) is a technology development company. The principal activity of the Company is the design and development of integrated circuits for commercial purposes.

The Company was previously in the development stage and commenced earning revenue during the first quarter of 2004. The Company has funded its operations to date mainly through the issuance of shares. Effective October 25, 2007, the Company changed its name to Aspire International, Inc.

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

In reaction to the market and current funding and resources situation, the Company is in the process of re-structuring. It has stopped the development of the Single Chip network interface chip and delayed the development of Wireless Network Processor due to the funding limitation and the reposition of corporate focus.

The product development plan has been revised accordingly. The Company products are focused on the network and consumer semiconductor integrated circuits. In addition to develop its own products, it also market products from other semiconductor development companies under its brand.

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include accruals, valuation allowance, fair value of stock for services and estimates for calculation for stock based compensation.

b)	Basis of consolidated Financial Statements

The consolidated financial statement as of December 31, 2007 includes the accounts of Aspire International, Inc. (Formerly Perfisans Holdings, Inc.) and its wholly-owned subsidiaries, Perfisans Networks Corporation and Perfisans Networks (Taiwan) Corporation. All material inter-company balances and transactions have been eliminated.

c)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due to banks, and any other highly liquid investments with a maturity of three months or less. The carrying amounts approximate fair values because of the short-term maturity of those instruments.

d)	Fair value of Financial Instruments

The estimated fair values of financial instruments have been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007 and 2006 the carrying values of financial instruments approximate their fair values due to the short-term maturity of these instruments.

e)	Revenue Recognition

The Company recognizes revenue earned on a net basis in accordance with EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." The Company reports revenue on a net basis since there is no inventory or credit risk and there are no substantial risks and rewards of ownership. The Company is thus considered an agent in the transaction and, accordingly, records revenue on a net basis for the current year and on a retroactive basis for all periods presented. The impact on Operating Income is the same whether the Company records revenue on a gross or net basis.

f)	Long-term Financial Instruments

The fair value of each of the Company’s long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company’s current borrowing rate for similar instruments of comparable maturity would be.

g)	Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated amortization. Amortization is provided using the following annual rates and methods:

Furniture and fixtures	20%	declining balance method
Office equipment	20%	declining balance method
Computer equipment	30%	declining balance method

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

h)	Intellectual Property

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

The Company’s subsidiary, Perfisans Networks Corporation, is a foreign private company and maintains its books and records in Canadian dollars (the functional currency). The financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method which is the method mandated by SFAS 52 where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholder’s equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year. Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in accumulated other comprehensive income (loss).

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

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

n)	Stock Based Compensation

The Company had adopted the provisions of SFAS 123 (R) on January 1, 2006. All awards granted to employees and non-employees after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123 (R) by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

o)	Earnings or Loss Per Share

The Company has adopted FAS No. 128, “Earnings per Share”, which requires disclosure on the financial statements of “basic” and “diluted” loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at December 31, 2007 and 2006 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At December 31, 2007, there were 98,204 options and 255,333 warrants exercisable. At December 31, 2006, there were 107,620 options and 313,333 warrants exercisable.

p)	Asset Retirement Obligation

The Company accounts for asset retirement obligations in accordance with Financial Accounting Standards Board ("FASB") Statement No. 143, "Accounting for Asset Retirement Obligations" (“Statement 143”), which requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which a company incurs the obligation.

q)	Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

r)	Recent Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the effect, if any, SFAS 157 will have on its financial position and operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”) – the fair value option for financial assets and liabilities including in amendment of SFAS 115.

This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

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

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 did not have a material impact on the Company’s results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations.

This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2010. The Company has not yet determined the impact, if any, that SFAS 141(R) will have on Company’s results of operations or its financial condition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning January 1, 2010.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

4.	OTHER COMPREHENSIVE INCOME (LOSS)

	The components of other comprehensive income (loss) are as follows:
		2007	2006
		$	$

	Net loss	(2,839,653)	(2,959,014)
	Foreign currency translation adjustment	(361,865)	10,433
	Other Comprehensive loss	(3,201,518)	(2,948,581)

	The foreign currency translation adjustments are not currently adjusted for income taxes as the Company is located in Canada and the adjustments relate to the translation of the financial statements from Canadian dollars into United States dollars, which is done as disclosed in note 3(i).

5.	PROPERTY, PLANT AND EQUIPMENT
		2007	2006
		$	$
Furniture and fixtures		63,962	54,408
Office equipment		35,089	29,848
Computer equipment		113,530	96,573

Cost		212,581	180,829

Less:	Accumulated amortization

	Furniture and fixtures	62,080	52,408
	Office equipment	34,524	29,248
	Computer equipment	108,505	90,465

		205,109	172,121

Net		7,472	8,708

	During the year 2006, the Company reviewed the impairment on property, plant and equipment and wrote down a total of $90,070 from the cost of such capital assets. Several factors are taken into account for such write down, including but not limited to, management’s plans for future operations and projected undiscounted cash flows.

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

6.	INTELLECTUAL PROPERTY

Intellectual property represents licenses to use, modify and prepare derivative works of licensors’ source material. Licenses may be subject to annual and usage fees. The terms of the licenses continue indefinitely unless breached by the terms of the agreements. As at December 31, 2007 and December 31, 2006, the Company had three licensing agreements, which it entered into between April 2002 and July 2002. These licenses are non-transferable, non-sub licensable and royalty free. The Company must pay annual support and maintenance fees to the licensors to maintain the terms of the agreements. These licenses give the Company the right to incorporate licensor software into the Company’s internally-developed software and the products it is developing.

Annual support and maintenance fees are expensed as they become due. For 2007 an 2006, the company is in breach of payment of its annual support and maintenance fees, and in default of such fee payment, the licensors may not maintain the terms of the agreements.

The Company evaluates the recoverability of the intellectual property and reviews the impairment on an annual basis and at any other time if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount utilizing the guidance of SFAS 142, “Goodwill and other Intangible Assets”. Several factors are used to evaluate the intellectual property, including but not limited to, management’s plans for future operations, recent operating results and projected undiscounted cash flows. The Intellectual property was written-down to a nominal value of $1 in 2002.

7.	BANK INDEBTEDNESS

The Company has overdraft protection available up to a maximum of $10,080. The Company did not use the overdraft protection as at December 31, 2007 and December 31, 2006.

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2007	2006

	$	$

Accounts payable and accrued liabilities are comprised
of the following:

Accounts payables	438,615	415,570
Accrued liabilities-Consulting	356,105	906,424
Accrued Liabilities-Professional	33,097	25,742
Accrued Liabilities-Management Salaries	1,399,000	999,000
Accrued Liabilities-Payroll	373,248	317,488
Accrued Liabilities-Interest	217,255	-
Accrued Liabilities-Others	113,134	101,440

	2,930,454	2,765,664

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

9.	LOAN FROM SHAREHOLDERS

The loan from the shareholders excluding a loan of $90,000 is unsecured, non-interest bearing, with no specific terms of repayment. The shareholders loan of $90,000 is unsecured, bears interest at 2% per month with no specific terms of repayment. The Company calculated the fair value of interest on the interest free loans from shareholders at the rate of 7% per annum and recorded it as a component of additional paid in capital. The Company has accrued interest of $21,600 as interest on loan to one director for the year. Further, the Company expensed interest of $36,513 calculated at 7% per annum on the interest free loans provided by the Company’s directors and shareholders and recorded this as a component of additional paid in capital.

10.	CONVERTIBLE TERM NOTES AND DETACHABLE STOCK WARRANTS

a) On March 21, 2005, the Company entered into a Securities Purchase Agreement, dated as of March 21, 2005, by and among the Company and Alpha Capital (“Alpha”), Platinum Partners Value Arbitrage Fund LP (“Platinum”), Nite Capital, Ltd. (“Nite") and Whalehaven Capital Fund Limited ("Whalehaven"). Alpha, Platinum, Nite and Whalehaven are collectively referred to as the "Purchasers". The Company authorized the sale to the Purchasers of Convertible Term Notes (the "Notes") in the aggregate principal amount of $1,200,000, with an over allotment option of $240,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company received a total of $1,275,000 and retained the over allotment amount of $75,000. These Notes are convertible into common stock of the Company. In connection with the offering, the Company issued an aggregate of 332,000 warrants to purchase common stock The proceeds of the offering will be used to fund acquisitions and for working capital.

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

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

10.	CONVERTIBLE TERM NOTES AND DETACHABLE STOCK WARRANTS-cont’d

During the year ended December 31, 2006 a total of $650,842 of the convertible term notes were converted into common stock. The conversions were done at varied rates which resulted in the issue of 338,454 common shares.

For the year ended December 31, 2006 the beneficial conversion cost and the discount on warrants have been expensed in the amount of $114,182 and $171,986 respectively.

During the three month period ended March 31, 2007 a total of $86,385 of the convertible term notes were converted into common stock. The conversions resulted in the issue of 87,390 of common shares.

During the three month period ended June 30, 2007 a total of $86,383 of the convertible term notes were converted into common stock. The conversions resulted in the issue of 150,234 of common shares.

As of December 31, 2007 and 2006, the Convertible notes are reflected in the Balance Sheet as under:

	2007	2006
Convertible debt	$1,275,000	1,275,000
Less: Converted into common shares	($1,275,000)	($1,088,369)
Less: Unamortized beneficial conversion cost	nil	nil
Less: Unamortized discount on warrants	nil	nil

As per Balance Sheet	-	186,631

b)

On March 21, 2007, the Company entered into a Securities Purchase Agreement, dated as of March 12, 2007, by and among the Company and Alfred Morgan Capital Ltd (“AMC”). The Company authorized the sale to AMC of Convertible Term Notes (the "Notes") in the aggregate principal amount of $150,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. These Notes are convertible into common stock of the Company at a final price of $2.50 per share or it will be equal to Seventy Five (75%) percent of the five-day average closing price for the five days preceding, but not including, the Closing Date whichever is the lowest. In connection with the offering, the Company issued an aggregate of 30,000 warrants to purchase common stock .

These warrants are exercisable to March 14, 2009. The $150,000 principal amount of Notes is part of a contemplated private placement of up to $10,000,000. The proceeds of the offering will be used to fund acquisitions and for working capital.

The company has allocated the proceeds between the warrants and debenture without warrants based on their relative fair values. Additional paid in capital has been credited with the value of warrants in the amount of $12,789 and convertible term notes have been allocated an amount of $137,211. The value of the beneficial conversion feature has been calculated at $50,000. In accordance with Para 19 of EITF 00-27, this beneficial conversion amount of $50,000 and discount on warrants of $12,789 will be accreted from the date of issuance to the stated redemption date of the convertible instrument.

Beginning on September 12, 2007 (and continuing on the same day of each successive month thereafter), the Company must repay 1/24th of the face amount of each note issued, in cash or common stock, at the option of the Company (“Monthly Amount”). If the Company repays the monthly amount in cash, the holder has to be repaid an

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

10.	CONVERTIBLE TERM NOTES AND DETACHABLE STOCK WARRANTS-cont’d

amount equal to 102% of the Monthly Amount due and owing. If the Monthly Amount is repaid in shares of common stock, the Company is required to issue a number of shares of its common stock determined by dividing the Monthly Amount to be converted into shares of common stock by an amount equal to a 20% discount to the volume weighted average price of its common stock for the ten (10) trading days immediately preceding the date the Monthly Amount is due.

During the three month period ended June 30, 2007 the entire $150,000 of the convertible term notes were converted into common stock. The conversions resulted in the issue of 400,000 common shares. The balances in the beneficial conversion amount of $47,788 and discount on warrants of $12,223 were fully expensed in the year 2007. As of December 31, 2007, the Convertible notes are reflected in the Balance Sheet as follows:

Convertible debt	$150,000
Less: Converted into common shares	(150,000)
As per Balance Sheet	$ Nil

c)

During the three months ended September 30, 2007 the Company authorized the sale to Alfred Morgan Capital AMC of Convertible Term Notes (the "Notes") in the aggregate principal amount of $39,975. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. These Notes are convertible into common stock of the Company at a final price of $2.50 per share or it will be equal to Seventy Five (75%) percent of the five-day average closing price for the five days preceding, but not including, the Closing Date whichever is the lowest.

On October 3, 2007, the Company authorized the sale to Alfred Morgan Capital AMC of Convertible Term Notes (the “Notes”) in the aggregate principal amount of $70,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. These Notes are convertible into common stock of the Company at a final price of $0.10 per share or it will be equal to Seventy Five (75%) percent of the five-day average closing price for the five days preceding, but not including, the Closing Date whichever is the lowest. The $70,000 principal amount of Notes is part of a contemplated private placement of up to $10,000,000. The proceeds of the offering will be used to fund acquisitions and for working capital.

Beginning on the sixth month of the closing of each note (and continuing on the same day of each successive month thereafter), the Company must repay 1/24th of the face amount of each note issued, in cash or common stock, at the option of the Company (“Monthly Amount”). If the Company repays the monthly amount in cash, the holder has to be repaid an amount equal to 102% of the Monthly Amount due and owing. If the Monthly Amount is repaid in shares of common stock, the Company is required to issue a number of shares of its common stock determined by dividing (x) the Monthly Amount to be converted into shares of common stock by (y) an amount equal to a 20% discount to the volume weighted average price of its common stock for the ten (10) trading days immediately preceding the date the Monthly Amount is due. On October 29, 2007, AMC had requested the conversion of the $109,975 principal amount of Notes into restricted shares. The conversion was done on October 30, 2007 with 25% discount to the market price of the share, which amount to 237,615 shares. As of December 31, 2007, these Convertible notes are reflected in the Balance Sheet as follows:

Convertible debt	$109,975
Less: Converted into common shares	($109,975)
As per Balance Sheet	-

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

11.	CAPITAL STOCK

	a)	Authorized

5,000,000 non-voting Preferred shares with a par value of $0.001 per share 150,000,000 Common shares with a par value of $0.001 per shares

	b)	Issued

5,584,905 Common shares (2,326,688 in 2006).

	c)	Changes to Issued Share Capital

Year ended December 31, 2006

Conversion of convertible term notes

During the three month period ended March 31, 2006 a total of $132,538 of the convertible term notes were converted into common stock. The conversions were done at varied rates which resulted in the issue of 53,792 common shares.

During the three month period ended June 30, 2006 a total of $172,769 of the convertible term notes were converted into common stock. The conversions were done at varied rates which resulted in the issue of 36,580 common shares.

During the three month period ended September 30, 2006 a total of $172,769 of the convertible term notes were converted into common stock. The conversions were done at varied rates which resulted in the issue of 69,925 common shares.

During the three month period ended December 31, 2006 a total of $172,765 of the convertible term notes were converted into common stock. The conversions were done at varied rates which resulted in the issue of 178,157 common shares.

Other changes to issued share capital

During the three month period ended March 31, 2006, the company issued 40,000 common shares valued at $125,000 to two consultants for professional services rendered.

During the three month period ended September 30, 2006 the company issued 80,000 common shares valued at $240,000 to a consultant for professional services.

On October 6, 2006 the Company issued 174,000 common shares to various consultants valued at $522,000 for professional services.

During the three month period ended March 31, 2006, the company cancelled 38,000 common shares issued to two consultants during the third quarter of 2005. The cancellation of these shares was due to early termination of the agreement.

Year ended December 31, 2007

On January 17, 2007 a total of $86,385 of the convertible term notes were converted into common stock. The conversions resulted in the issue of 87,390 common shares.

The Company issued 305,000 common shares to five consultants valued at $305,000,being consulting fee for services accrued as of December 31, 2006.

The Company issued 71,200 common shares to settle legal fee accrual for $89,000 as of December 31, 2006.

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

11.	CAPITAL STOCK –Cont’d

The Company authorized the issuance of 120,000 common shares each, to two directors as bonus valued in total at $300,000.

The Company authorized the issuance of 324,000 common shares to six consultants valued at $405,000 for services.

On May 24, 2007 a total of $150,000 of the convertible term notes were converted into common stock. The conversions resulted in the issue of 400,000 common shares.

On June 19, 2007 a total of $86,383 of the convertible term notes were converted into common stock. The conversions resulted in the issue of 150,234 common shares.

On May 24, 2007 the Company authorized the issuance of 60,000 common shares to settle legal fee accrual for $30,000 as of March 31, 2007.

On May 24, 2007 the Company authorized the issuance of 120,000 common shares to one consultant being consulting fee for services valued at $150,000.

On May 24, 2007 the Company authorized the issuance of 24,000 common shares for payment of rent for the six month period of February 2007 to July, 2007 at $2,000 per month.

On May 24, 2007 the Company authorized the issuance of 120,000 common shares each, to two directors as bonus. The Company expensed $120,000 to management salaries.

On May 24, 2007 the Company authorized the issuance of 120,000 common shares to one consultant for management of its office in Taiwan.

On May 24, 2007 The Company authorized the issuance of 540,000 common shares to four consultants for services. The Company expensed consulting expense of $270,000.

On May 24, 2007 The Company authorized the issuance of 130,000 common shares to two consultants for services. The Company expensed consulting expense of $65,000.

On May 24, 2007 The Company authorized the issuance of 160,000 common shares to two consultants for services. The Company expensed consulting expense of $80,000.

On May 24, 2007 The Company authorized the issuance of 52,000 common shares to a consultant for services. The Company expensed consulting expense of $37,700.

On October 30, 2007 a total of $109,975 of the convertible term notes issued to AMC were converted into common stock. The Company issued 237,615 restricted common shares.

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

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

11.	CAPITAL STOCK –Cont’d

Options granted under the Plan must be exercised with cash.

Any unexercised options that expire or that terminate upon an employee ceasing to be employed by the Company become available again for issuance under the Plan.

The Plan may be terminated or amended at any time by the Board of Directors.

The activity of the Plan is as follows:

		Weighted
	Shares	Average
	Subject	Option
	to Options	Prices

Outstanding at December 31, 2005	215,320	5.50
Granted	-	-
Exercised	-	-
Expired	(17,700)	6.50
Cancelled	-	-

Outstanding at December 31, 2006	197,620	5.50
Granted	-	-
Exercised	-	-
Expired	(45,416)	6.50
Cancelled	-	-

Outstanding at December 31, 2007	152,204	5.07
Exercisable at December 31, 2007	98,204	5.13

No stock options were granted in 2006 or 2007.

As at December 31, 2007, there were 98,204 (107,620 at December 31, 2006) exercisable options at a weighted average exercise price of $5.13 ($5.75 as at December 31, 2006).

Number of options	Expiry date
8,204	December 14, 2014.
144,000	July 2, 2015

At December 31, 2007, the weighted average contractual term of the total outstanding, and the total exercisable options were as follows:

Weighted-Average
Remaining Contractual Term
Total outstanding options	7.5 years
Total exercisable options	7.5 years

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

11.	CAPITAL STOCK –Cont’d

	(e)	Purchase Warrants

No purchase warrants were issued in 2006.

On March 21, 2007, the Company entered into a Securities Purchase Agreement, dated as of March 12, 2007, by and among the Company and Alfred Morgan Capital Ltd (“AMC”). The Company authorized the sale to AMC of Convertible Term Notes (the "Notes") in the aggregate principal amount of $150,000. In connection with the offering, the Company issued an aggregate of 30,000 warrants to purchase common stock at price of $1.50 per share. These warrants are exercisable to March 14, 2009

	Number of
	Warrants	Exercise	Expiry
	Granted	Prices	Date
Outstanding at December 31, 2005	313,333	$ 32.75
and average exercise price
Granted	-	-
Expired	-	-
Outstanding at December 31, 2006	313,333	$32.75
and average exercise price
Granted	30,000	$1.50	March 14, 2009
Expired	(88,000)	$21.31
Outstanding at December 31, 2007
And average exercise price	255,333	$33.11
Exercisable at December 31, 2007
And average exercise price	255,333	$33.11

At December 31, 2007, the weighted average contractual term of the total outstanding, and the total exercisable options were as follows:

Weighted-Average Remaining Contractual Term

Total outstanding options	0.3 years
Total exercisable options	0.3 years

f)	Common Stock Subscribed

The Company has an agreement with SBI and Westmoreland wherein they have committed to purchase eighty thousand common shares of the company stock at $50 each for $4 million of funding. Net proceeds of $695,000 have been received by the company from SBI and Westmoreland to date for the purchase of 15,000 common shares. SBI and Westmoreland have signed promissory notes for the balance that has not yet been received.

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

12.	INCOME TAXES

	a)	Deferred Income Taxes

The Company has deferred income tax assets as follows:

	2007	2006

	$	$

Net operating loss carried forward	15,738,878	11,801,565
Deferred Income tax on loss carried forward	5,429,913	4,248,563
Valuation allowance for deferred income tax assets	(5,429,913)	(4,248,563)

Deferred income taxes	-	-

Reconciliation between the statutory federal income tax rate and the effective income tax rate of income tax expense for the period ended December 31, 2007 and 2006 is as follows:
	2007	2006
Statutory Federal income tax rate	34.5%	36.0%
Valuation allowance	(34.5%)	(36.0%)

The Company has determined that realization of a deferred tax asset is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

	b)	Current Income Taxes

As of December 31, 2007 the Company has non-capital losses of approximately $15,738,878 available to offset future taxable incomes which expire as follows:
2008 $1,907,475
2009 $1,174,583
2010 $39,385
2014 $2,986,809
2015 $4,563,274
2026 $2,481,210
2027 $2,586,144

13.	CONTINGENCIES

The Company has been served with a Notice dated July 21, 2006 from a former employee and Investor of Griffin Industries (Prior to name change to Perfisans Holdings Inc.) for specific performance of the March 24, 1999 Rescission Agreement. The former employee is asking for replacement warrants equivalent in value to the price of stock on October 19, 1998 calculated at 6,000 shares priced at $75 per share for a total consideration of $450,000. There has been no development or communications regarding this claim since July 21, 2001 and no expense has been accrued in the financial statements.

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

14.	COMMITMENTS

The Company leases premises under an operating lease with a three years term expiring on May 31, 2010. Minimum lease commitments exclusive of insurance and other occupancy charges under the lease at December 31, 2007 were:

2008	$11,503
2009	$11,503
2010	$4,793
$27,799

15.	CREDIT RISK

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of ‘Other Receivables’, as majority of these receivables are primarily from only two customers.

16.	SEGMENT DISCLOSURES

The Company, after reviewing its reporting systems, has determined that it has one reportable segment and geographic segment. The Company’s operations are all related to the research, design, manufacture and sales of products and technologies related to the transmission of location based information, principally using wireless technology. All assets of the business are primarily located in Canada.

17.	MANAGEMENT SALARIES

Management salaries of $811,338 ($400,000 in 2007) have been expensed in the consolidated statements of operations. Management salaries of $400,000 have been included in accounts payable and accrued liabilities. The Company authorized the issuance of 240,000 common shares each to two directors as bonus. The Company expensed $420,000 as management salaries.

18.	PROMISSORY NOTE PAYABLE

Promissory note in the amount of $1,291,265 ($807,619 in 2007) bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management is working on the new terms. The new terms have not been finalized and agreed to by both sides.

19.	LOSS PER SHARE

Decrease in shares as a result of the reverse stock split (25 to 1) is given retroactive recognition and the loss per share calculated for all periods presented is based on the post split number of shares.

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

20.	LETTER OF INTENT

On April 24, 2006, the Company entered into a non binding Letter of Intent with Zhejiang Fibersense Communication Technology Company Limited (“Zhejiang Fibersense”) to enter into a definitive agreement with the shareholders of Aspire pursuant to which Aspire will acquire from Zhejiang Fibersense shareholders 100% of the issued and outstanding share capital of Zhejiang Fibersense in exchange for the issuance of Aspire common shares in an amount to be determined. The Company cancelled the non binding agreement in the second quarter of 2007. The Company has also signed a non-binding letter of Intent to acquire all the outstanding shares of Tiffany Technology Limited. (‘Tiffany’), which is in the process of doing its U.S. GAAP audit, is a channel distributor focused on consumer semiconductor components and supply to the global electronics markets. The Company is still waiting for Tiffany to finish their due diligence process. No definitive agreement as of yet has been finalized. It is uncertain if and when this transaction will be consummated.

21.	SUBSEQUENT EVENTS

Issue of shares

On March 13, 2008 the Company issued 60,000 common shares to Whalehaven valued at $0.35 per common share, being payment for interest accrued on convertible notes for $21,000.

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

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

The Form 8-K/A also reported that we retained Schwarzt Levitsky Feldman in lieu of Dohan as a result of the determination we made that it would be in our best interest to maintain our relationship with the independent auditor for the Company.

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

ITEM 8A(T)     CONTROLS AND PROCEDURES.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

The management of Aspire International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

* Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company only employs two executive officer, one of which is a director, segregation of duties is not possible at this stage in the corporate lifecycle.

Based on its assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

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

ERIC WANG has served as our Director since 2005. A 13–year veteran of General Resources where he served as Vice President & CFO. As Vice President and CFO, he had overall responsibility for Financial Controls & Planning. Prior to that he was the deputy manager of Shang-Ching United C.P.A. Firm

Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

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

In year 2007, the Company issued 240,000 common shares each to two directors as bonus.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under the securities laws of the United States, our directors, our executive (and certain other) officers, and any persons holding ten percent or more of our shares of common stock must report on their ownership of our shares of common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2007, based solely on a review of filings made with the SEC, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

INTERNAL CONTROL OVER FINANCIAL REPORTING

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions (more specifically, one) prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, certain information concerning the compensation of our Chief Executive Officer and each other most highly compensated executive officers of our company whose aggregate compensation exceeded $100,000 during the years ended December 31, 2007, 2006, and 2005.

SUMMARY COMPENSATION TABLE

NAME AND					SECURITIES		ALL
PRINCIPAL					UNDERLYING		OTHER
POSITION				OTHER ANNUAL	OPTIONS	LTIP	COMPEN-
COMPENSATION	YEAR	SALARY	BONUS	COMPENSATION	/SARS (#)	PAYOUTS	SATION
BOK WONG
Chairman,
President,CEO
and Treasurer (1)	2007	200,000	0	0	0	0	0
	2006	200,000	0	0	0	0	0
	2005	200,000	0	0	0	0	0

TO-HON LAM
Director (2)	2007	200,000	0	0	0	0	0
	2006	200,000	0	0	0	0	0
	2005	200,000	0	0	0	0	0

(1)	Mr. Wong became the Chairman, President, CEO and Treasurer of the Company effective November 8, 2006.

(2)	Mr. Lam resigned as the Chairman, President, CEO and Treasurer of the Company effective November 8, 2006.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

NAME AND PRINCIPAL	SHARES ACQUIRED	VALUE	# OF SHARES UNDERLYING
POSITION	ON EXERCISE	REALIZED	OPTIONS AT YEAR END
BOK WONG
Chairman, President
and CEO			40,000

TO-HON LAM
Director			40,000

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

There was no option granted in the fiscal year of 2007.

EMPLOYMENT AGREEMENTS

Each of Bok Wong, President and Chief Executive Officer and To-Hon Lam, has entered into employment agreements with us. Such agreements became effective upon the effectiveness of the registration statement the first draft of which was filed on February 12, 2004.

Mr. Wong's employment agreement has an initial term of two years with subsequent one-year renewal periods. His employment agreement may be terminated by us for cause or upon his death or disability. In the event of Mr. Wong’s disability, termination of his employment agreement by us following a change in control or termination of his employment agreement by him for good reason, Mr. Wong is entitled to receive (i) the unpaid amount of his base salary earned through the date of termination; (ii) any bonus compensation earned but not yet paid; and(iii) a severance payment equal to one (1) year of his then current salary. In addition, Mr. Wong will be immediately vested in any options, warrants, retirement plan or agreements then in effect. Good reason means (i) a material change of Mr. Wong's duties, (ii) a material breach by us under the employment agreement, or (iii) a termination of Mr. Wong's employment in connection with a change in control.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2007, our authorized capitalization consisted of 150,000,000 shares of common stock, par value $.001 per share. As of March 31, 2008, there were 5,709,904 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the shareholder.

The following table sets forth, as of December 31, 2007, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

	NUMBER OF SHARES	PERCENTAGE OF
NAME OF BENEFICIAL OWNER (1)	BENEFICIALLY OWNED(2)	BENEFICIALLY OWNED(3)
---------------------	--------------------	-------------------
General Resources Co.	320,000	5.60%
Bok Wong	200,000	3.50%
To-Hon Lam	200,000	3.50%

(1) Unless otherwise indicated, the address of each person listed below is c/o Aspire International, Inc., at 18 Crown Steel Drive, Suite 310, Markham, Ontario L3R 9X8.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently have a balance of $425,750.51 owed to General Resources Company, a company whose chairman is Chris Chen. We intend to repay such loans out of proceeds from future additional funding raised by the sale of our common stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to our company by our principal accountant Schewartz Levitsky Feldman llp for the fiscal year ended December 31, 2006 and December 31, 2007 are as follows:

	2007			2006

Audit-Related Fees	$4,500	-	10QSB 3/31/07	$5,000	-	10QSB 3/31/06
	$5,100	-	10QSB 6/30/07	$5,000	-	10QSB 6/30/06
	$4,000	-	10QSB 9/30/07	$3,000	-	10QSB 9/30/06
				$21,000	–	10KSB 12/31/06

All Other Fees	$1,000			$1,200
Total	$10,100			$35,200

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

PERFISANS HOLDINGS, INC.

By:	Bok Wong
--------------
CEO, Principal Accounting Officer and Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
---------	-----	-------------

Bok Wong CEO, Principal Accounting Officer and Chairman of the Board April 15, 2008

To-Hon Lam Director April 15, 2008

Eric Wang Director April 15, 2008

INDEX TO EXHIBITS

(a) Exhibits

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