Form 10KSB/A
period 2007-12-31
ASPIRE INTERNATIONAL, INC.
filed 2008-04-16
CIK 1049861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
-------------------

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

Total operating expenses increased for the twelve-month period ending December 31, 2007, from $2,673,695 to $2,911,557 or 8.9% from the corresponding prior year period. This increase was primarily due to the increase in interest and management bonus during the period.

General and Administration fees decreased for the twelve-month period ending December 31, 2007, from $1,888,308 to $1,501,673 or 20.5% from the corresponding prior year period, primarily as a result of the decrease in operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had an accumulated deficit of $20,135,323. For the year ended December 31, 2007, net cash used in operating activities amounted to $199,647, as compared to $141,810 for the year ended December 31, 2006.

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

APPROVED ON BEHALF OF THE BOARD

______________________________________________________Director

______________________________________________________Director

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Consolidated Balance Sheets
As of December 31, 2007 and 2006
(Amounts expressed in US Dollars)

	2007	2006

	$	$

LIABILITIES
CURRENT LIABILITIES

Accounts payable and accrued liabilities (note 8)	3,049,454	2,765,664
Promissory note payable (note 18)	1,291,265	807,619
Convertible term notes (note 10)	-	186,631
Loan from shareholders (note 9)	765,233	598,256

	5,105,952	4,358,170

GOING CONCERN (note 1)
COMMITMENTS AND CONTINGENCIES (notes 14 and 13)

STOCKHOLDERS’ DEFICIENCY

CAPITAL STOCK (note 11)	5,585	2,327
COMMON STOCK SUBSCRIBED	3,250,000	3,250,000
STOCK SUBSCRIPTIONS RECEIVABLE	(3,250,000)	(3,250,000)
ADDITIONAL PAID – IN CAPITAL	15,849,124	13,168,194
ACCUMULATED OTHER COMPREHENSIVE LOSS	(683,621)	(321,756)
ACCUMULATED DEFICIT	(20,135,323)	(17,176,670)

	(4,964,235)	(4,327,905)

	141,717	30,265

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Consolidated Statements of Operations
For the years ended December 31, 2007 and 2006
(Amounts expressed in US Dollars)

	2007	2006
	$	$

REVENUE	15,590	565

OPERATING EXPENSES
General and administration	1,501,673	1,888,308
Interest	595,996	256,033
Management salaries	811,338	400,000
Amortization	2,550	39,284
Loss on disposal/impairment of property, plant and equipment	-	90,070

TOTAL OPERATING EXPENSES	2,911,557	2,673,695

OPERATING LOSS	(2,895,967)	(2,673,130)
Interest income	103	361
Beneficial conversion cost expensed (note 10)	(50,000)	(114,182)
Discount on warrants expensed (note 10)	(12,789)	(171,986)

NET LOSS BEFORE TAXES	(2,958,653)	(2,958,937)
Income tax	-	77
NET LOSS	(2,958,653)	(2,959,014)

Loss per share, basic and diluted	(0.66)	(1.54)

Weighted average shares outstanding	4,468,825	1,922,312

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006
(Amounts expressed in US Dollars)

	2007	2006

	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(2,958,653)	(2,959,014)
Items not requiring an outlay of cash:
Amortization	2,550	39,284
Beneficial conversion cost expensed	50,000	114,182
Discount on warrants expensed	12,789	171,986
Loss on disposal/impairment of property, plant and equipment	-	90,070
Issue of shares for professional services	921,001	887,000
Issue of shares in lieu of bonus to directors	420,000	-
Stock-based compensation	213,280	213,280
Decrease in accounts receivable	-	80,944
Decrease (Increase) in prepaid expenses and deposits	-	1,155
Increase in other receivables	(109,040)	-
Increase in accounts payable and accrued liabilities*	867,790	973,850
Interest accrued on loans	380,636	245,453

NET CASH USED IN OPERATING ACTIVITES	(199,647)	(141,810)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loan from a shareholder	38,242	108,161
Gross proceeds from issue of convertible term notes (note 10)	259,975	-

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	298,217	108,161

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	(94,922)	8,464

NET INCREASE (DECREASE) IN CASH
FOR THE YEAR	3,648	(25,185)

Cash , beginning of year	21,556	46,741

CASH , END OF YEAR	25,204	21,556

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

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Consolidated Statements of Changes in Stockholders’ Deficiency
For the years ended December 31, 2007 and 2006
(Amounts expressed in US dollars)

	Common						Accumulated
	stock	Common	Common	Additional		Other	other
	number of	Stock	stock	paid-in		Comprehensive	comprehensive
	Shares (a)	Amount (a)	subscribed	Capital (a)	Deficit	Loss	loss
		$	$	$	$	$	$
Balance at December 31, 2005	1,732,234	1,732	3,250,000	11,417,667	(14,217,656)	(3,953,659)	(332,189)
Issue of shares on conversion of convertible notes	338,454	339		650,503
Issue of shares for professional services	294,000	294		886,706
Cancellation of shares issued for professional services	(38,000)	(38)		38
Stock-based compensation				213,280
Foreign currency translation						10,433	10,433
Net loss for the year					(2,959,014)	(2,959,014)
Balance at December 31,, 2006	2,326,688	2,327	3,250,000	13,168,194	(17,176,670)	(2,948,581)	(321,756)
Issue of shares on conversion of convertible notes	87,390	87		86,298
Issue of shares in settlement of liabilities	376,200	376		393,624
Issue of shares to directors in lieu of bonus	240,000	240		299,760
Issue of shares for professional services	324,000	324		404,676
Beneficial conversion for notes				50,000
Fair value of warrants issued				12,789
Stock-based compensation				213,280
Issue of shares on conversion of convertible notes	550,234	550		235,833
Issue of shares in settlement of liabilities	200,000	200		189,800
Issue of shares to directors in lieu of bonus	240,000	240		119,760
Issue of shares for professional services	1,006,000	1,006		514,995
Issue of shares in conversion of convertible notes	237,615	238		109,736
Convertible note conversion variance adjusted				13,863
Stock adjustment to reconcile with transfer agent	(3,222)	(3)		3
Fair value of interest on interest free loan from shareholders				36,513
Foreign currency translation						(361,865)	(361,865)
Net loss for the year					(2,958,653)	(2,958,653)
Balance at December 31, 2007	5,584,905	5,585	3,250,000	15,849,124	(20,135,323)	(3,320,518)	(683,621)

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

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

4.	OTHER COMPREHENSIVE INCOME (LOSS)

	The components of other comprehensive income (loss) are as follows:
		2007	2006
		$	$

	Net loss	(2,958,653)	(2,959,014)
	Foreign currency translation adjustment	(361,865)	10,433
	Other Comprehensive loss	(3,320,518)	(2,948,581)

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

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2007	2006

	$	$

Accounts payable and accrued liabilities are comprised
of the following:

Accounts payables	415,615	415,570
Accrued liabilities-Consulting	504,693	906,424
Accrued Liabilities-Professional	32,808	25,742
Accrued Liabilities-Management Salaries	1,399,000	999,000
Accrued Liabilities-Payroll	373,248	317,488
Accrued Liabilities-Interest	215,360	-
Accrued Liabilities-Others	108,730	101,440

	3,049,454	2,765,664

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

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Amounts expressed in US Dollars)

12.	INCOME TAXES

	a)	Deferred Income Taxes

The Company has deferred income tax assets as follows:

	2007	2006

	$	$

Net operating loss carried forward	15,858,925	11,801,565
Deferred Income tax on loss carried forward	5,471,329	4,248,563
Valuation allowance for deferred income tax assets	(5,471,329)	(4,248,563)

Deferred income taxes	-	-

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

As of December 31, 2007 the Company has non-capital losses of approximately $15,858,925 available to offset future taxable incomes which expire as follows:
2008 $1,907,475
2009 $1,174,583
2010 $39,385
2014 $2,986,809
2015 $4,563,274
2026 $2,481,210
2027 $2,706,189

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

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1.1	Articles of Incorporation (1)

3.1.2	Amendment to the Articles of Incorporation (1) 3.2 Bylaws (1)

10.1	Acquisition Agreement by and between Perfisans Holdings, Inc. and Perfisans Networks Corporation (1)

10.2	Stock Purchase Agreement by and between the Registrant and SBI Brightline Consulting, LLC. dated February 12, 2004 (1)

10.3	Stock Purchase Agreement by and between the Registrant and Trilogy Capital Partners, Inc. dated February 12, 2004 (1)

10.4	Amendments to Stock Purchase Agreement by and between the Registrant, SBI Brightline, LLC and Trilogy Capital Partners, Inc. both dated June 25, 2004 (1)

10.5	Services Agreement by and between the Registrant and Trilogy Capital Partners, Inc. (1)

10.6	Employment Agreement with To-Hon Lam(1)

10.7	Employment Agreement with Bok Wong(1)

10.8	Stock Purchase Agreement by and between the Registrant and Alfred Morgan Corporation (2)*

14	Code of Ethics (1)

21	Subsidiaries of the registrant (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification. (2)

32.1	Certification by the Chief Executive Officer & Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements. (2)*

99	Consent of Independent Registered Public Accounting Firm. (2)

(1)	Previously filed.

(2)	Filed herewith.

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

PERFISANS HOLDINGS, INC.

By:	Bok Wong
--------------
CEO, Principal Accounting Officer and Chairman of the Board

     In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
---------	-----	-------------

Bok Wong CEO, Principal Accounting Officer and Chairman of the Board April 16, 2008

To-Hon Lam Director April 16, 2008

Eric Wang Director April 16, 2008

INDEX TO EXHIBITS

(a) Exhibits

EXHIBIT NO.	DESCRIPTION OF EXHIBITS

(a) Exhibits
3.1.1	Articles of Incorporation (1)

3.1.2	Amendment to the Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Acquisition Agreement by and between Perfisans Holdings, Inc. and Perfisans Networks Corporation (1)

10.2	Stock Purchase Agreement by and between the Registrant and SBI Brightline Consulting, LLC. dated February 12, 2004 (1)

10.3	Stock Purchase Agreement by and between the Registrant and Trilogy Capital Partners, Inc. dated February 12, 2004 (1)

10.4	Amendments to Stock Purchase Agreement by and between the Registrant, SBI Brightline, LLC and Trilogy Capital Partners, Inc. both dated June 25, 2004 (1)

10.5	Services Agreement by and between the Registrant and Trilogy Capital Partners, Inc. (1)

10.6	Employment Agreement with To-Hon Lam(1)

10.7	Employment Agreement with Bok Wong(1)

10.8	Stock Purchase Agreement by and between the Registrant and Alfred Morgan Corporation (2)*

14	Code of Ethics (1)

21	Subsidiaries of the registrant (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification. (2)

32.1	Certification by the Chief Executive Officer & Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements. (2)

99	Consent of Independent Registered Public Accounting Firm. (2)

(1)	Previously filed.

(2)	Filed herewith.

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