Form 10-Q
period 2008-03-31
ASPIRE INTERNATIONAL, INC.
filed 2008-05-20
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter
Ended March 31, 2008

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition
Period from _______ to _______

Commission File No. 000-27773

ASPIRE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
Maryland	91-1869317
(State of Incorporation)	(I.R.S. Employer Identification No.)

18 Crown Steel Drive, Unit #18, Markham, Ontario L3R 9X8
(Address of principal executive offices)

(905) 943-9996
(Registrants’ telephone number, including area code)

PERFISANS HOLDINGS, INC.
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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)
Yes __ No X
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [X]

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ASPIRE INTERNATIONAL, INC.
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

TABLE OF CONTENTS

Interim Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007(audited)	F–1

Interim Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	F–2

Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	F–3

Interim Consolidated Statements of Changes in Stockholders’ Deficiency for the three months ended
March 31, 2008 and for the year ended December 31, 2007	F–4

Condensed Notes to Unaudited Interim Consolidated Financial Statements	F–5

ASPIRE INTERNATIONAL, INC.
Interim Consolidated Balance Sheets
as of March 31, 2008 (unaudited) and December 31, 2007(audited)
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	14,217	25,204
Other receivables	57,556	109,040
	71,773	134,244
PROPERTY, PLANT AND EQUIPMENT	6,734	7,472

INTELLECTUAL PROPERTY	1	1
	78,508	141,717
LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued liabilities	3,123,802	3,049,454
Promissory note payable (note 7)	1,359,215	1,291,265
Convertible term notes (note 4)	–	–
Loan from shareholders	746,064	765,233
	5,229,081	5,105,952
STOCKHOLDERS’ DEFICIENCY
CAPITAL STOCK	5,645	5,585
COMMON STOCK SUBSCRIBED	3,250,000	3,250,000
STOCK SUBSCRIPTIONS RECEIVABLE	(3,250,000)	(3,250,000)
ADDITIONAL PAID - IN CAPITAL	15,923,384	15,849,124
ACCUMULATED OTHER COMPREHENSIVE LOSS	(629,213)	(683,621)
ACCUMULATED DEFICIT	(20,450,389)	(20,135,323)
	(5,150,573)	(4,964,235)
	78,508	141,717

See Condensed Notes to Unaudited Interim Consolidated Financial Statements

F–1

ASPIRE INTERNATIONAL, INC.
Interim Consolidated Statements of Operations
for the Three Months Ended March 31, 2008 and 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
REVENUE	1,227	446

OPERATING EXPENSES
General and administration	93,275	503,776
Interest	120,275	54,387
Management salaries (note 8)	102,250	398,545
Amortization	493	585
TOTAL OPERATING EXPENSES	316,293	957,293

OPERATING LOSS	(315,066)	(956,847)
Beneficial Conversion Cost expensed (note 4)	–	(2,212)
Discount on warrants expensed (note 4)	–	(566)
NET LOSS	(315,066)	(959,625)

Loss per share, basic and diluted	(0.06)	(0.34)

Weighted average shares outstanding	5,597,429	2,840,483
.

See Condensed Notes to Unaudited Interim Consolidated Financial Statements

F–2

ASPIRE INTERNATIONAL, INC.
Interim Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and March 31, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(315,066)	(959,625)
Items not requiring an outlay of cash:
Amortization	493	585
Beneficial conversion cost expensed (note 4)	–	2,212
Discount on warrants expensed (note 4)	–	566
Stock-based compensation	53,320	53,320
Interest accrued on loans	120,275	54,387
Issue of shares for professional services	–	405,000
Issue of shares in lieu of bonus to directors	–	300,000
Decrease (Increase) in other receivables	47,744	(918)
Increase in accounts payable & accrued liabilities*	81,535	124,444
Increase in inventory	–	(34,019)
NET CASH USED IN OPERATING ACTIVITIES	(11,699)	(54,048)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from shareholders	260	15,500
Gross Proceeds from issue of convertible term notes (note 4)	–	150,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	260	165,500

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	452	(11,559)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR
THE YEAR	(10,987)	99,893
Cash and cash equivalents, beginning of period	25,204	21,556

CASH AND CASH EQUIVALENTS, END OF PERIOD	14,217	121,449

* Excludes non- cash settlement of liabilities by issue of common shares for $21,000 (prior period $394,000).

See Condensed Notes to Unaudited Interim Consolidated Financial Statements

F–3

ASPIRE INTERNATIONAL, INC.
Interim Consolidated Statements of Changes in Stockholders’ Deficiency
For the three months ended March 31, 2008 and for the year ended December 31, 2007
(Amounts expressed in US dollars)
(Unaudited-Prepared by Management)

							Accumulated
	Common	Common	Common	Additional		Other	other
	stock number	Stock Amount	stock	paid-in		Comprehensive	comprehensive
	of Shares (a)	(a)	subscribed	Capital (a)	Deficit	Loss	loss
		$	$	$	$	$	$
Balance at December 31, 2006	2,326,688	2,327	3,250,000	13,168,194	(17,176,670)		(321,756)
Issue of shares on conversion of convertible notes	87,390	87		86,298
Issue of shares in settlement of liabilities	376,200	376		393,624
Issue of shares to directors in lieu of bonus	240,000	240		299,760
Issue of shares for professional services	324,000	324		404,676
Beneficial conversion for notes				50,000
Fair value of warrants issued				12,789
Stock-based compensation				213,280
Issue of shares on conversion of convertible notes	550,234	550		235,833
Issue of shares in settlement of liabilities	200,000	200		189,800
Issue of shares to directors in lieu of bonus	240,000	240		119,760
Issue of shares for professional services	1,006,000	1,006		514,995
Issue of shares in conversion of convertible notes	237,615	238		109,736
Convertible note conversion variance adjusted				13,863
Stock adjustment to reconcile with transfer agent	(3,222)	(3)		3
Fair value of interest on interest free loan from
shareholders				36,513
Foreign currency translation						(361,865)	(361,865)
Net loss for the year					(2,958,653)	(2,958,653)
Balance at December 31, 2007	5,584,905	5,585	3,250,000	15,849,124	(20,135,323)	(3,320,518)	(683,621)
Issue of shares in settlement of liabilities	60,000	60		20,940
Stock-based compensation				53,320
Foreign currency translation						54,408	54,408
Net loss for the period					(315,066)	(315,066)
Balance at March 31, 2008	5,644,905	5,645	3,250,000	15,923,384	20,450,389	(260,658)	(629,213)

See Condensed Notes to Unaudited Interim Consolidated Financial Statements

F–4

ASPIRE INTERNATIONAL, INC.
Condensed Notes to Interim Unaudited Consolidated Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.      BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included in these consolidated interim financial statements. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. Interim consolidated financial statements should be read in conjunction with the company’s annual audited consolidated financial statements.

The consolidated unaudited financial statement as of March 31, 2008 includes the accounts of Aspire International, Inc. (Formerly Perfisans Holdings, Inc.) and its wholly-owned subsidiaries, Perfisans Networks Corporation and Perfisans Networks (Taiwan) Corporation. All material inter-company balances and transactions have been eliminated.

GOING CONCERN AND NATURE OF OPERATIONS

a) Going Concern

Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

These include:

     1.  Recurring operating losses

     2.  Stockholders deficiency

     3.  Working Capital deficiency

     4.  Non renewal of intellectual property licenses

     5.  Adverse key financial ratios

     6.  Delay in conversion of convertible debt

The continuation of the company as a going concern is dependent upon its ability to raise additional financing and ultimately attain and maintain profitable operations from commercialization of its intellectual property. These consolidated financial statements include certain estimated adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities resulting from the substantial doubt about the Company’s ability to continue as a going concern.

F–5

ASPIRE INTERNATIONAL, INC.
Condensed Notes to Interim Unaudited Consolidated Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

b) Nature of operations

Aspire International, Inc. (the “Company”) is a technology development company. The principal activity of the Company is the design and development of integrated circuits for commercial purposes.

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

3.        CONTINGENCIES

The Company has been served with a Notice dated July 21, 2006 from a former employee and Investor of Griffin Industries (Prior to name change to Perfisans Holdings Inc.) for specific performance of the March 24, 1999 Rescission Agreement. The former employee is asking for replacement warrants equivalent in value to the price of stock on October 19, 1998 calculated at 6,000 shares priced at $75 per share for a total consideration of $450,000. There has been no development or communication regarding this claim since July 21, 2006 and no expense has been accrued in the financial statements.

4.	CONVERTIBLE TERM NOTES AND DETACHABLE STOCK WARRANTS

(a)
On March 21, 2005, the Company entered into a Securities Purchase Agreement, dated as of March 21, 2005, by and among the Company and Alpha Capital (“Alpha”), Platinum Partners Value Arbitrage Fund LP (“Platinum”), Nite Capital, Ltd. (“Nite”) and Whalehaven Capital Fund Limited (“Whalehaven”). Alpha, Platinum, Nite and Whalehaven are collectively referred to as the “Purchasers”. The Company authorized the sale to the Purchasers of Convertible Term Notes (the “Notes”) in the aggregate principal amount of $1,200,000, with an over allotment option of

F–6

ASPIRE INTERNATIONAL, INC.
Condensed Notes to Interim Unaudited Consolidated Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

$240,000. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company received a total of $1,275,000 and retained the over allotment amount of $75,000. These Notes are convertible into common stock of the Company. In connection with the offering, the Company issued an aggregate of 332,000 warrants to purchase common stock. The proceeds of the offering will be used to fund acquisitions and for working capital. The company has allocated the proceeds between the warrants and debenture without warrants based on their relative fair values. Additional paid in capital has been credited with the value of warrants in the amount of $766,270 and convertible term notes have been allocated an amount of $508,730. The value of the beneficial conversion feature calculated at $1,208,889 is restricted to the fair value of the convertible term notes of $508,730 as per EITF 98-5. In accordance with Para 19 of EITF 00-27, this beneficial conversion amount of $508,730 and discount on warrants of $766,270 will be accreted from the date of issuance to the stated redemption date of the convertible instrument.

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

As of March 31, 2008 and December 31, 2007, the Convertible notes are reflected in the Balance Sheet as under:

F–7

ASPIRE INTERNATIONAL, INC.
Condensed Notes to Interim Unaudited Consolidated Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	2008	2007
Convertible debt	$1,275,000	$1,275,000
Less: Converted into common shares	($1,275,000)	($1,275,000)
Less: Unamortized beneficial conversion cost	nil	nil
Less: Unamortized discount on warrants	nil	nil
As per Balance Sheet	–	–

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

During the three month period ended June 30, 2007 the entire $150,000 of the convertible term notes were converted into common stock. The conversions resulted in the issue of 400,000 common shares. The balances in the beneficial conversion amount of $47,788 and discount on warrants of $12,223 were fully expensed in the year 2007. As of March 31, 2008, the Convertible notes are reflected in the Balance Sheet as follows:

F–8

ASPIRE INTERNATIONAL, INC.
Condensed Notes to Interim Unaudited Consolidated Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

Convertible debt	$150,000
Less: Converted into common shares	(150,000)
As per Balance Sheet	$ Nil

(c)	During the three months ended September 30, 2007 the Company authorized the sale to Alfred Morgan Capital AMC of Convertible Term Notes (the “Notes”) in the aggregate principal amount of $39,975. The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. These Notes are convertible into common stock of the Company at a final price of $2.50 per share or it will be equal to Seventy Five (75%) percent of the five-day average closing price for the five days preceding, but not including, the Closing Date whichever is the lowest.

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

On October 29, 2007, AMC had requested the conversion of the $109,975 principal amount of Notes into restricted shares. The conversion was done on October 30, 2007 with a 25% discount to the market price of the share, which amount to 237,615 shares. As of March 31, 2008, these Convertible notes are reflected in the Balance Sheet as follows:

Convertible debt	$109,975
Less: Converted into common shares	($109,975)
As per Balance Sheet	–

F–9

ASPIRE INTERNATIONAL, INC.
Condensed Notes to Interim Unaudited Consolidated Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.        STOCK BASED COMPENSATION

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

As of March 31, 2008 there was $266,600 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The financial statements for the three months ended March 31, 2008 recognize compensation cost for the portion of outstanding awards which have vested during the period. The stock-based compensation expense for the quarter ended March 31, 2008 was $ 53,320.

No options were granted in the first quarter of 2008 under the Company’s stock-option plan.

6.        CAPITAL STOCK

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

F–10

ASPIRE INTERNATIONAL, INC.
Condensed Notes to Interim Unaudited Consolidated Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

Quarter ended March 31, 2008

On March 13, 2008 the Company issued 60,000 common shares to Whalehaven valued at $0.35 per common share, being payment of interest accrued on convertible notes for $21,000.

7.        PROMISSORY NOTE PAYABLE

Promissory note in the amount of $1,359,215 bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management is working on the new terms. The new terms have not been finalized and agreed to by both sides.

F–11

ASPIRE INTERNATIONAL, INC.
Condensed Notes to Interim Unaudited Consolidated Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.        MANAGEMENT SALARIES

Management salaries of $102,250 have been expensed in the consolidated statements of operations.

9.        LOSS PER SHARE

Decrease in shares as a result of the reverse stock split (25 to 1) in 2007 is given retroactive recognition and the loss per share calculated for all periods presented is based on the post split number of shares.

10.      LETTER OF INTENT

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

11.      SUBSEQUENT EVENTS

On April 16, 2008 the Board of Directors approved a resolution to open a branch of the Company in Hong Kong after obtaining the necessary approvals from the Hong Kong Government. The Board also approved a resolution for its Canadian subsidiary to open a branch in China after taking necessary approvals from the Chinese Government.

F–12

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the financial statements and notes appearing elsewhere in this Report on Form 10-Q.

This filing contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments. The Company undertakes no obligation to update the information continued herein.

OVERVIEW

Aspire International, Inc. (“we,” “us,” “our” or the “Company”) was incorporated in the state of Maryland on October 14, 1997 under the name Griffin Industries, Inc. On December 19, 2003, we acquired 100% of the capital stock of Perfisans Networks Corporation, an Ontario corporation. This transaction was accounted for as a reverse acquisition. After the acquisition, we changed our name to Perfisans Holdings, Inc.

On October 18, 2007, the Company effected a Twenty-Five (25) to One (1) reverse stock split, and on October 25, 2007, we changed our name to Aspire International, Inc.

Because we have not generated sufficient revenue to date, we have prepared our financial statements with the assumption that there is substantial doubt that we can continue as a going concern. Our ability to continue as a going concern is dependent on our ability to affect our Plan of Operations.

PLAN OF OPERATIONS

We were incorporated in Maryland on October 14, 1997, to be a venture capital vehicle for investors. As such, we were qualified as a business development company under the Investment Company Act of 1940, as amended, and voluntarily complied with the Securities and Exchange Commission’s public reporting requirements. As a business development company, we were eligible to make investments in qualifying companies and would have earned returns, if any, upon the sale of those investments.

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

In reaction to the market and current funding and resources situation, the Company is in the process of restructuring. Since our vendors and customers are in Asia, more focus has been put on the China and Taiwan operations. In July 2005, resources were reallocated from the Canadian operation to China and Taiwan; this move has resulted in lower operating costs. In responds to the re-structuring, the Company has moved to a smaller premises beginning June, 2007.

We have also revised the product development plan accordingly. The Company’s products are focused on the network and consumer semiconductor integrated circuits.

Along with Canada, Taiwan and China are key regions for us to penetrate to implement our plan of operation. Manufacturers Agents (known as “reps”) and Distributors (known as “distis”) will be contracted to market and sell our chips. A disti buys, resells and maintains local inventories of the computer chips that the Company will provide. The disti is responsible for the costs of selling to customers, accounts receivables, collections and the maintenance of local inventories, that otherwise would fall on Perfisans. A rep earns commissions on the sales of Perfisans’ chips. A rep is a separate, arms length company that negates or minimizes the need for Perfisans to staff its own field sales force, thereby minimizing Perfisans’ cost of sales. In some cases the rep and disti will be one and the same company capable of acting in either rep or disti mode according to local market needs. In rep mode, the rep earns commissions on sales of our chips. In disti mode, the disti buys and resells our chips and maintains local inventories. The current industry trend is for reps and distis to be combined in one company.

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

In May, 2007, AMC requested the conversion of the $150,000 principal amount of Notes into restricted shares. The conversion was done on June 19, 2007 with a conversion price of $0.02 per share with 25% discount which amounted to 400,000 shares.

On September 25, 2007 and October 3, 2007, the Company authorized the sale of a Convertible Term Note (the “Notes”) with an aggregated principle amount of $109,975 to AMC..

On October 29, 2007, AMC requested the conversion of the $109,975 principal amount of Notes into restricted shares. The conversion was done with a conversion price of $0.0185 per share which amounted to 237,615 shares.

We have hired contractors and consultants in Taiwan and China. We plan to hire engineering, sales and marketing contractors.

We have appointed three corporate advisors in San Jose, California for corporate development. We plan to hire some contractors in the area of business development and marketing.

As we move forward, we plan to seek merger and acquisition opportunities. We also plan to spin off our Intellectual Property (IP) into a IP licensing company.

We have explored business opportunities in marketing and sales of products that are not produced by us. We believe such opportunities can bring in revenue and profit. However the plan of the company is to develop a marketing strategy for our own internally developed chips.

On May 8, 2007, the Company’s board passed a resolution and decided to terminate the previous non-binding Letter of intent with Zhejiang Fibersense Communication Technology Company Limited signed April 24, 2006.

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

After devoting years into research and development, and sales and marketing of our own semiconductor products, we have made various attempts to develop a profitable company. Due to the limited funding situation, the Company is still running negative cash flow. On October 18, 2007, we have effected a 25-to-1 reverse split of the outstanding stock and on October 25, 2007, we have changed our name to Aspire International Inc..

On April 16, 2008, the Board of Directors approved a resolution to open a branch of the Company in Hong Kong after obtaining the necessary approvals from the Hong Kong Government. The Board also approved a resolution for its Canadian subsidiary to open a branch in China after taking necessary approvals from the Chinese Government.

RESULTS OF OPERATION

We have reported revenues of $1,227 (Prior period $446) during this quarter.

Total operating expenses decreased for the three-month period ending March 31, 2008, from $957,293 to $316,293 or 67% from the corresponding prior year period. This decrease was primarily due to the decrease in management compensation and consultant cost included in general and administrative expenses.

General and Administration fees decreased for the three-month period ended March 31, 2008, from $503,776 to $93,275 or 81% from the corresponding prior year period, primarily as a result of increase in consultant fees.

A Promissory note in the amount of $1,359,215 bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management is working on the new terms. The new terms have not been finalized and agreed to by both sides.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2008, net cash used in operating activities amounted to $11,699, as compared to $54,048 for the same period in the prior year.

A Promissory note in the amount of $1,359,215 bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management is working on the new terms. The new terms have not been finalized and agreed to by both sides.

At March 31, 2008, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

Contractual obligations as of March 31, 2008 are as follows:

PAYMENTS DUE BY END OF PERIOD
Contractual Obligations	Total	Less than 1 year	After 1-3 years	3-5 years
Building leases	$24,923	$11,503	$13,420	$0
Equipment leases	–	–	–	–
Convertible Term Note	–	–	–	–
Promissory note	$1,359,215	$1,359,215	–	–
Total	$1,384,138	$1,370,718	$13,420	$0

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’“. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 162 on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Based on an evaluation as of the date of the end of the period covered by this Form 10-Q our Chief Executive Officer and Principal Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

The management of Aspire International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company only employs two executive officer, one of which is a director, segregation of duties is not possible at this stage in the corporate lifecycle.

Based on its assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls.

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

None

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

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

Date: May 19, 2008		Aspire International, INC.

	By:	/s/ Bok Wong
		Name:	Bok Wong
		Title:	Chief Executive Officer and Principal
Accounting Officer