Form 10-Q
period 2008-06-30
ASPIRE INTERNATIONAL, INC.
filed 2008-08-13
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended June 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______ to _______

Commission File No. 000-27773

ASPIRE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Maryland (State of Incorporation)	91-1869317 (I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☒ No ☐

ASPIRE INTERNATIONAL, INC.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements
(Unaudited – Prepared by Management)

Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	F–1
Interim Consolidated Statements of Operations for the Three Months Ended June 30, 2008 and 2007	F–2
Interim Consolidated Statements of Operations for the Six Months Ended June 30, 2008 and 2007	F–3
Interim Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	F–4
Interim Consolidated Statements of Changes in Stockholders’ Deficiency for the Six Months Ended June 30, 2008 and for the Year Ended December 31, 2007	F–5
Condensed Notes to Unaudited Interim Consolidated Financial Statements	F–6

ASPIRE INTERNATIONAL, INC.

(FORMERLY PERFISANS HOLDINGS, INC.)

INTERIM CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (AUDITED)

(Unaudited – Prepared by Management)

(Amounts in US Dollars)	June 30, 2008	December 31, 2007

	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$24,339	$25,204
Prepayments and other receivables	364,711	109,040

Total Current Assets	389,050	134,244
Property, Plant And Equipment	6,293	7,472
Intellectual Property	1	1

TOTAL ASSETS	$395,344	$141,717

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$3,490,230	$3,049,454
Promissory note payable (note 7)	1,481,257	1,291,265
Convertible term notes (note 4)	—	—
Loan from shareholders	771,435	765,233
Loans from non-related party (note 9)	88,880	–

Total Current Liabilities	$5,831,802	$5,105,952

Stockholders’ Deficiency
Capital Stock	$6,978	$5,585
Common Stock Subscribed	3,250,000	3,250,000
Stock Subscriptions Receivable	(3,850,000)	(3,250,000)
Additional paid – in capital	16,575,371	15,849,124
Accumulated Other Comprehensive Loss	(631,373)	(683,621)
Accumulated Deficit	(20,787,434)	(20,135,323)

Total Stockholders’ Deficiency	$(5,436,458)	$(4,964,235)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$395,344	$141,717

See Condensed Notes to Unaudited Interim Consolidated Financial Statements

F–1

ASPIRE INTERNATIONAL, INC.

(FORMERLY PERFISANS HOLDINGS, INC.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007

REVENUE	$8,551	$4,879

OPERATING EXPENSES
General and administration	123,271	323,163
Interest	124,117	60,258
Management salaries (note 8)	97,750	217,059
Amortization	507	623
TOTAL OPERATING EXPENSES	345,645	601,103

OPERATING LOSS	(337,094)	(596,224)

Interest income	49	66
Beneficial Conversion Cost expensed (note 4)	—	(47,788)
Discount on warrants expensed (note 4)	—	(12,223)

NET OPERATING LOSS	$(337,045)	$(656,169)

Loss per share, basic and diluted	$(0.05)	$(0.16)

Weighted average shares outstanding	6,172,374	4,144,946

See Condensed Notes to Unaudited Interim Consolidated Financial Statements

F–2

ASPIRE INTERNATIONAL, INC.

(FORMERLY PERFISANS HOLDINGS, INC.)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008		2007

REVENUE	9,778		5,325

OPERATING EXPENSES
General and administration	216,546		826,939
Interest	244,392		114,645
Management salaries	200,000		615,604
Amortization	1000		1,208

TOTAL OPERATING EXPENSES	661,938		1,558,396

OPERATING LOSS	(652,160)		(1,553,071)
Interest income	49		66
Beneficial conversion cost expensed (note 4)	—		(50,000)
Discount on warrants expensed (note 4)	—		(12,789)

Loss Before Income Tax	(652,111)		(1,615,794)
Income tax	—		—

NET OPERATING LOSS	$(652,111)	4	(1,615,794)

Loss per share, basic and diluted	$(0.11)		$(0.46)

Weighted average shares outstanding	5,884,902		3,496,318

See Condensed Notes to Unaudited Interim Consolidated Financial Statements

F–3

ASPIRE INTERNATIONAL, INC.

(FORMERLY PERFISANS HOLDINGS, INC.)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(652,111)	$(1,615,794)
Items not requiring an outlay of cash:
Amortization	1,000	1,208
Beneficial conversion cost expensed (note 4)	—	50,000
Discount on warrants expensed (note 4)	—	12,789
Stock-based compensation	106,640	106,640
Issue of shares for professional services (note 6)	—	626,227
Issue of shares in lieu of bonus to directors	—	420,000
Increase in prepayments and other receivables	(255,671)	(45,916)
Increase in accounts payable and accrued liabilities(*)	461,776	175,351
Interest accrued on loans	244,392	114,645

NET CASH USED IN OPERATING ACTIVITES	$(93,974)	$(154,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from shareholders	$15,260	$16,808
Proceeds of loan from non related parties	88,263
Gross Proceeds from issue of convertible term notes (note 4)	—	150,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	103,523	166,808

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	$(8,684)	$(20,193)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD	$(865)	$(8,235)
Cash and cash equivalents, beginning of period	25,204	21,556

CASH AND CASH EQUIVALENTS, END OF PERIOD	$24,339	$13,321

(*)	Excludes non-cash settlement of liabilities by issue of common shares for $21,000 (prior period $394,000).

See Condensed Notes to Unaudited Interim Consolidated Financial Statements

F–4

ASPIRE INTERNATIONAL, INC.

(FORMERLY PERFISANS HOLDINGS, INC.)

INTERIM CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND

FOR THE YEAR ENDED DECEMBER 31, 2007

	Common Stock Number of Shares(a)	Common Stock Amount(a)	Common Stock Subscribed	Additional Paid-in Capital(a)	Deficit	Other Comprehensive Loss		Accumulated Other Comprehensive Loss

Balance at December 31, 2006 (Audited)	2,326,688	$2,327	$3,250,000	$13,168,194	$(17,176,670)	$		$(321,756)
Issue of shares on conversion of convertible notes	87,390	87		86,298
Issue of shares in settlement of liabilities	376,200	376		393,624
Issue of shares to directors in lieu of bonus	240,000	240		299,760
Issue of shares for professional services	324,000	324		404,676
Beneficial conversion for notes				50,000
Fair value of warrants issued				12,789
Stock-based compensation				213,280
Issue of shares on conversion of convertible notes	550,234	550		235,833
Issue of shares in settlement of liabilities	200,000	200		189,800
Issue of shares to directors in lieu of bonus	240,000	240		119,760
Issue of shares for professional services	1,006,000	1,006		514,995
Issue of shares in conversion of convertible notes	237,615	238		109,736
Convertible note conversion variance adjusted				13,863
Stock adjustment to reconcile with transfer agent	(3,222)	(3)		3
Fair value of interest on interest free loan from shareholders				36,513
Foreign currency translation							(361,865)	(361,865)
Net loss for the year					(2,958,653)		(2,958,653)

Balance at December 31, 2007 (Audited)	5,584,905	$5,585	$3,250,000	$15,849,124	$(20,135,323)		$(3,320,518)	$(683,621)

Issue of shares in settlement of liabilities	60,000	60		20,940
Stock-based compensation	—	—		106,640
Issue of stock as deposit	1,333,332	1,333	600,000	598,667
Foreign currency translation							52,248	52,248
Net loss for the period					(652,111)		(652,111)

Balance at June 30, 2008 (Unaudited)	6,978,237	$6,978	$3,850,000	$16,575,371	$(20,787,434)		$(599,863)	$(631,373)

a)	Common stock and additional paid-in capital have been restated to reflect 25-for-1 reverse stock split on November 14, 2007.

See Condensed Notes to Unaudited Interim Consolidated Financial Statements

F–5

ASPIRE INTERNATIONAL, INC.

CONDENSED NOTES TO

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated unaudited financial statement as of June 30, 2008 includes the accounts of Aspire International, Inc. (Formerly Perfisans Holdings, Inc.) and its wholly-owned subsidiaries, Perfisans Networks Corporation and Mega Bond Group (Hong Kong) Limited. Perfisans Networks Corporation includes the accounts of its wholly-owned subsidiaries, Perfisans Networks (Taiwan) Corporation and Aspire (Guangxi) Inc. All material inter-company balances and transactions have been eliminated.

2.	GOING CONCERN AND NATURE OF OPERATIONS
a)	Going Concern

Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

These include:

•	Recurring operating losses
•	Stockholders’ deficiency
•	Working Capital deficiency
•	Non renewal of intellectual property licenses
•	Adverse key financial ratios
•	Delay in conversion of convertible debt

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

ASPIRE INTERNATIONAL, INC.

CONDENSED NOTES TO

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

2.	GOING CONCERN AND NATURE OF OPERATIONS (cont’d)
b)	Nature of Operations

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

3.	COMMITMENTS AND CONTINGENCIES

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

On May 26, 2008, Perfisans Networks Corporation (“Perfisans”), a wholly-owned subsidiary of Aspire International Inc. (the “Company”) entered into a Management Agreement with Liuzhou Yi Sheng Da Trading Co., Ltd. (“Liuzhou”), dated May 26, 2008, whereby the parties agreed that the management of the Manganese Ore at Guangxi Fong Sheng shall be assigned to the Company for a period of ten years, commencing on June 1, 2008 and terminating on May 31, 2018.

ASPIRE INTERNATIONAL, INC.

CONDENSED NOTES TO

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

3.	COMMITMENTS AND CONTINGENCIES (cont’d)

On May 26, 2008, the Company entered into a Subcontract Agreement with Guangxi Wu Xuan Kwang Tai Mining Co. Ltd. (“Guangxi Wu”), dated May 26, 2008, whereby the parties agreed that Guangxi Wu shall be subcontracted to perform the management services at the Manganese Ore at Guangxi Fong Sheng for a period of ten years, commencing on June 1, 2008 and terminating on June 1, 2018. Under the terms of the Subcontract Agreement and as consideration for its management services, Guangxi Wu shall be paid a management fee of 30% of the total sales revenue of the Ore.

On May 26, 2008, Perfisans entered into a Distribution and Management Agreement with mine owner, Liao Dong Shang (“Liao”), and Management Company, Mo Xiong (“Mo Xiong”), dated May 26, 2008, whereby Liao as owner of the GuangXi Province 21.3Sq. Km Manganese ore and with mining rights to such ore, has agreed to use the profits of sales from the Manganese mine in exchange for shares of the Company. In addition, the parties agreed to contract Mo Xiong to oversee all production of the Manganese ore. The Company also agreed to form a wholly-owned foreign company in GuangXi within two months.

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

ASPIRE INTERNATIONAL, INC.

CONDENSED NOTES TO

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

4.	CONVERTIBLE TERM NOTES AND DETACHABLE STOCK WARRANTS (cont’d)

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

As of June 30, 2008 and December 31, 2007, the Convertible notes are reflected in the Balance Sheet as under:

	2008	2007

Convertible debt	$1,275,000	$1,275,000
Less: Converted into common shares	(1,275,000)	(1,275,000)
Less: Unamortized beneficial conversion cost	nil	nil
Less: Unamortized discount on warrants	nil	nil

As per Balance Sheet	—	—

ASPIRE INTERNATIONAL, INC.

CONDENSED NOTES TO

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

4.	CONVERTIBLE TERM NOTES AND DETACHABLE STOCK WARRANTS-cont’d
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

During the three month period ended June 30, 2007 the entire $150,000 of the convertible term notes were converted into common stock. The conversions resulted in the issue of 400,000 common shares. The balances in the beneficial conversion amount of $47,788 and discount on warrants of $12,223 were fully expensed in the year 2007. As of June 30, 2008, the Convertible notes are reflected in the Balance Sheet as follows:

Convertible debt	$150,000
Less: Converted into common shares	(150,000)

As per Balance Sheet	Nil

ASPIRE INTERNATIONAL, INC.

CONDENSED NOTES TO

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

4.	CONVERTIBLE TERM NOTES AND DETACHABLE STOCK WARRANTS-cont’d
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

On October 29, 2007, AMC had requested the conversion of the $109,975 principal amount of Notes into restricted shares. The conversion was done on October 30, 2007 with a 25% discount to the market price of the share, which amount to 237,615 shares. As of June 30, 2008, these Convertible notes are reflected in the Balance Sheet as follows:

Convertible debt	$109,975
Less: Converted into common shares	(109,975)

As per Balance Sheet	—

ASPIRE INTERNATIONAL, INC.

CONDENSED NOTES TO

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

5.	STOCK BASED COMPENSATION

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

As of June 30, 2008 there was $213,280 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The financial statements for the six months ended June 30, 2008 recognize compensation cost for the portion of outstanding awards which have vested during the period. The stock-based compensation expense for the six month period ended June 30, 2008 was $ 106,640.

No options were granted in the six month period ended June 30, 2008 under the Company’s stock-option plan.

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

F–12

ASPIRE INTERNATIONAL, INC.

CONDENSED NOTES TO

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

6.	CAPITAL STOCK-Cont’d

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

Six month period ended June 30, 2008

On March 13, 2008 the Company issued 60,000 common shares to Whalehaven valued at $0.35 per common share, being payment of interest accrued on convertible notes for $21,000.

On May 26, 2008 the Company issued 1,333,332 common shares valued at $600,000 in lieu of security for $600,000 (RMB4.2 million) to Liao, Dong Shan (mine owner). In accordance with the Management Agreement with Liuzhou Yi Sheng Da Trading Co., Ltd. (“Liuzhou”), dated May 26, 2008, the management of the Manganese Ore at Guangxi Fong Sheng has been assigned to the Company for a period of ten years, commencing on June 1, 2008 and terminating on May 31, 2018.

F–13

ASPIRE INTERNATIONAL, INC.

CONDENSED NOTES TO

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

7.	PROMISSORY NOTE PAYABLE

Promissory note in the amount of $1,359,215 bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management is working on the new terms. The new terms have not been finalized and agreed to by both sides.

8.	MANAGEMENT SALARIES

Management salaries of $200,000 have been expensed in the consolidated statements of operations.

9.	LOANS FROM NON-RELATED PARTY

The Company’s subsidiary Mega Bond Group (Hong Kong) Limited obtained a loan of US $88,263 (CDN $90,000) which is repayable in 12 months and carries a rate of interest of 18% payable semi annually.

10.	LOSS PER SHARE

Decrease in shares as a result of the reverse stock split (25 to 1) in 2007 is given retroactive recognition and the loss per share calculated for all periods presented is based on the post split number of shares.

11.	LETTER OF INTENT

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

12.	SUBSEQUENT EVENTS

Subsequent to the quarter, the Company received share subscriptions from Million Financial Corporation to purchase 3,184,687 restricted shares at $0.105 (25% discount of market price of $0.14) for a total consideration of $334,392. The Company issued 3,184,687 restricted shares to Million Financial Corporation. The Company also issued an additional 318,469 shares (being 10% of 3,184,687 restricted shares issued) as commission to Million Financial Corporation.

F–14

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

On November 7, 2007, the Company effected a Twenty-Five (25) to One (1) reverse stock split, and on October 30, 2007, we filed Articles of Amendment with the Maryland Department of Assessment and Taxation changing our name to Aspire International, Inc.

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

We have also revised the product development plan accordingly. The Company’s products are focused on the network, consumer semiconductor integrated circuits and system solutions.

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

We have an agreement with SBI and Westmoreland for a $4 million funding. To date, we have received Seven Hundred and Fifty Thousand dollars from SBI and Westmoreland. SBI and Westmoreland have signed promissory notes on the balance that has not yet been received as of the date of this filing. The Company believes that the possibility of getting the remaining funds is low. The Company is planning to write off the amount if funds are not received in the next 6 months.

On March 21, 2007, we entered into a Securities Purchase Agreement with Alfred Morgan Capital Ltd (“AMC”), whereby the Company authorized the sale to AMC of a Convertible Term Note (the “Notes”) in the principal amount of One Hundred Fifty Thousand ($150,000). In connection with the offering, the Company issued an aggregate of 30,000 warrants to purchase common stock. The $150,000 principal amount of Notes is part of a contemplated private placement of up to $10,000,000. The proceeds of the offering will be used to fund acquisitions and for working capital.

The conversion of the Notes is subject to an effective Registration Statement. The net proceeds of the financing are to be utilized for general working capital.

In May 2007, AMC requested the conversion of the $150,000 principal amount of Notes into restricted shares. The conversion was done on June 19, 2007 with a conversion price of $0.02 per share with a 25% discount, resulting in the issuance of 400,000 shares of the Company’s common stock in favor or AMC.

On September 25, 2007 and October 3, 2007, the Company authorized the sale of a Convertible Term Note (the “Notes”) with an aggregated principle amount of $109,975 to AMC.

On October 29, 2007, AMC requested the conversion of the $109,975 principal amount of Notes into restricted shares. The conversion was done with a conversion price of $0.0185 per share which resulted in the issuance of 237,615 shares of the Company’s common stock in favor of AMC.

In July 29, 2008, the Company received share subscriptions from Million Financial Corporation to purchase 3,184,687 restricted shares at $0.105 (25% discount of market price of $0.14) for a total consideration of $334,392. The Company issued 3,184,687 restricted shares to Million Financial

Corporation. The Company also issued an additional 318,469 shares (being 10% of 3,184,687 restricted shares issued) as commission to Million Financial Corporation.

We have hired contractors and consultants in Taiwan and China. We plan to hire engineering, sales and marketing contractors.

We have appointed three corporate advisors in San Jose, California for corporate development. We plan to hire some contractors in the area of business development and marketing.

As we move forward, we plan to seek merger and acquisition opportunities. We also plan to spin off our Intellectual Property (IP) and electronic business into a separate high-tech company.

We have explored business opportunities in marketing and sales of products that are not produced by us. We believe such opportunities can bring in additional revenue and profit. Due to current to the market condition and limited funding available to us, the Company has slowed down the development of ENA1001 product lines and focus on providing system solutions. However the plan of the company is to develop a marketing strategy for our own internally developed chips.

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

As of August 12, 2008, the Company is still waiting for Tiffany to finish their due diligence process and no definitive agreement has been finalized as of the date of this filing. It is uncertain if and when this transaction will be consummated. In the mean time we will continue looking for other opportunities to grow the company.

We have leased an office space in Shenzhen, China since July 2007. We also plan to hire some contractors in China for business development, sales and marketing activities.

After devoting years into research and development, and sales and marketing of our own semiconductor products, we have made various attempts to develop a profitable company. Due to the limited funding situation, the Company is still running negative cash flow. On November 7, 2007, we have effected a 25-to-1 reverse split of the outstanding stock and on October 30, 2007, we filed Articles of Amendment with the Maryland Department of Assessment and Taxation changing our name to Aspire International Inc.

On April 16, 2008, the Board of Directors approved a resolution to open a branch of the Company in Hong Kong after obtaining the necessary approvals from the Hong Kong Government. The Board also approved a resolution for its Canadian subsidiary to open a branch in China after taking necessary approvals from the Chinese Government.

On May 26, 2008, Perfisans Networks Corporation (“Perfisans”), a wholly-owned subsidiary of Aspire International Inc. (the “Company”) entered into a Management Agreement with Liuzhou Yi Sheng Da Trading Co., Ltd. (“Liuzhou”), dated May 26, 2008, whereby the parties agreed that the management of the Manganese Ore at Guangxi Fong Sheng shall be assigned to the Company for a period of ten years, commencing on June 1, 2008 and terminating on May 31, 2018.

On May 26, 2008, the Company entered into a Subcontract Agreement with Guangxi Wu Xuan Kwang Tai Mining Co. Ltd. (“Guangxi Wu”), dated May 26, 2008, whereby the parties agreed that Guangxi Wu shall be subcontracted to perform the management services at the Manganese Ore at Guangxi Fong Sheng for a period of ten years, commencing on June 1, 2008 and terminating on June 1, 2018. Under the terms of the Subcontract Agreement and as consideration for its management services, Guangxi Wu shall be paid a management fee of 30% of the total sales revenue of the Ore.

On May 26, 2008, Perfisans entered into a Distribution and Management Agreement with mine owner, Liao Dong Shang (“Liao”), and Management Company, Mo Xiong (“Mo Xiong”), dated May 26, 2008, whereby Liao as owner of the GuangXi Province 21.3Sq. Km Manganese ore and with mining rights to such ore, has agreed to use the profits of sales from the Manganese mine in exchange for shares of the Company. In addition, the parties agreed to contract Mo Xiong to oversee all production of the Manganese ore. The Company also agreed to form a wholly-owned foreign company in GuangXi within two months.

Results of Operation for the Three-Month Ending June 30, 2008

We have reported revenues of $8,551 for the quarter ending June 30, 2008 compared to $4,879 for the quarter ending June 30, 2007. The increase in the Company’s revenue is due to increase in sales.

Total operating expenses decreased from $601,103 for the three-month period ending June 30, 2007 to $345,645 for the three-month period ending June 30, 2008 or 42.5% from the corresponding prior year period. This decrease was primarily due to the decrease in management compensation and consultant cost included in general and administrative expenses.

General and Administration fees decreased from $323,163 for the three-month period ending June 30, 2007 to $123,271 for the three-month period ending June 30, 2008 or 61.85% from the corresponding prior year period, primarily as a result of decrease in consultant fees..

Results of Operation for the Six-Month Ending June 30, 2008

We have reported revenues of $9,778 for the six-month period ending June 30, 2008 compared to $5,325 for the six-month period ending June 30, 2007. The increase in the Company’s revenue is due to increase in sales.

Total operating expenses decreased from $1,558,396 for the six-month period ending June 30, 2007 to $661,938 for the six-month period ending June 30, 2008. This decrease was primarily due to the decrease in management compensation and consultant cost included in general and administrative expenses.

General and Administration fees decreased from $826,939 for the six-month period ending June 30, 2007 to $216,546 for the six-month period ending June 30, 2008, primarily as a result of decrease in consultant fees.

Liquidity and Capital Resources

For the six-months ended June 30, 2008, net cash used in operating activities amounted to $93,974, as compared to $154,850 for the same period in the prior year.

A Promissory note in the amount of $1,359,215 bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management is working on the new terms. As of the date of this filing, the new terms have not been finalized and agreed to by both sides. Interest is however being accrued thereon.

On May 26, 2008 the Company issued 1,333,332 common shares valued at $600,000 in lieu of security for $600,000 (RMB4.2 million) to Liao, Dong Shan (mine owner) in accordance with the Management Agreement with Liuzhou Yi Sheng Da Trading Co., Ltd. (“Liuzhou”), dated May 26, 2008, the management of the Manganese Ore at Guangxi Fong Sheng has been assigned to the Company for a period of ten years, commencing on June 1, 2008 and terminating on May 31, 2018.

At June 30, 2008, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

Contractual obligations as of June 30, 2008 are as follows:

PAYMENTS DUE BY END OF PERIOD

Contractual Obligations	Total	Less than 1 year	After 1-3 years	3-5 years

Building leases	$22,047	$11,503	$10,544	$0
Equipment leases	—	—	—	—
Convertible Term Note	—	—	—	—
Promissory note	$1,481,257	$1,481,257	—	—
Total	$1,503,304	$1,492,760	$10,544	$0

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the effect, if any, SFAS 157 will have on its financial position and operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces SFAS No. 141, “Business Combinations.”

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

In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles.” The Company is currently evaluating the potential impact, if any, of the adoption of FAS 162 on its consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit

10.1	Sub-Contract Agreement between Aspire International, Inc. and Guanxi Wu Xuan Kwang Tai Mining Co., Ltd dated May 26, 2008*
10.2	Management Agreement with Liuzhou Yi Seng Da Trading Co., Ltd. dated May 26, 2008*
31.1	Certification of Chief Executive Officer and Principal Accounting Officer, pursuant to Rule 13a - 14(a).**
32.1	Certification of Chief Executive Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*	Previously filed as exhibits to the Current Report on Form 8-K filed by the Company on May 30, 2008.
**	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2008	Aspire International, INC.

	By:	/s/ Bok Wong

Name: Bok Wong
Title: Chief Executive Officer and Principal Accounting Officer