Form 10-Q
period 2008-09-30
ASPIRE INTERNATIONAL, INC.
filed 2008-11-19
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q
_________________

(Mark One)

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The
Quarter Ended September 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The
Transition Period from ____________ to ____________

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

Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

Yes ☐     No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

14,257,752 issued and outstanding as of November 19, 2008.

ASPIRE INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION		ii
ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF
	OPERATIONS	2
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
	RISK	11
ITEM 4T.	CONTROLS AND PROCEDURES	11

PART II OTHER INFORMATION		12
ITEM 1.	LEGAL PROCEEDINGS	12
ITEM 1A	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	PROCEEDS	12
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
ITEM 5.	OTHER INFORMATION	12
ITEM 6.	EXHIBITS	13

SIGNATURES		14

i

ASPIRE INTERNATIONAL, INC.
CONDENSED NOTES TO
UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Index to Financial Statements

Interim Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007(audited)	F–1

Interim Consolidated Statements of Operations for the Three Months Ended September 30, 2008 and 2007	F–2

Interim Consolidated Statements of Operations for the Nine Months Ended September 30, 2008 and 2007	F–3

Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	F–4

Interim Consolidated Statements of Changes in Stockholders’ Deficiency for the Nine Months
Ended September 30, 2008 and for the Year Ended December 31, 2007	F–5

Condensed Notes to Unaudited Interim Consolidated Financial Statements	F–6

ii

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
INTERIM CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007(AUDITED)
(Unaudited – Prepared by Management)

(Amounts in US Dollars)	Sept 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$121,935	$25,204
Prepayments and other receivables	701,351	109,040
Total Current Assets	823,286	134,244

Property And Equipment	307,632	7,472
Intellectual Property	1	1
TOTAL ASSETS	$1,130,919	$141,717

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$4,209,450	$3,049,454
Promissory note payable (note 7)	1,527,451	1,291,265
Convertible term notes (note 4)	–	–
Loan from shareholders	744,214	765,233
Loans from non-related party (note 9)	92,695	–
Total Current Liabilities	$6,573,810	$5,105,952

Stockholders’ Deficiency
Common Stock	$11,463	$5,585
Common Stock Subscribed	3,250,000	3,250,000
Stock Subscriptions Receivable	(3,850,000)	(3,250,000)
Additional paid – in capital	17,124,598	15,849,124
Accumulated Other Comprehensive Items	(511,205)	(683,621)
Accumulated Deficit	(21,467,747)	(20,135,323)
Total Stockholders’ Deficiency	$(5,432,891)	$(4,964,235)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,130,919	$141,717

See Condensed Notes to Unaudited Interim Consolidated Financial Statements

F–1

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
REVENUE	$38,066	$2,214
Cost of goods sold	44,952	-
GROSS PROFIT (LOSS)	(6,886)	2,214
OPERATING EXPENSES
General and administration	455,810	397,562
Interest	115,729	77,290
Management salaries (note 8)	100,000	113,730
Amortization	1,888	770
TOTAL OPERATING EXPENSES	673,427	589,352

OPERATING LOSS	(680,313)	(587,138)

Interest	-	-
Beneficial Conversion Cost expensed (note 4)	–	-
Discount on warrants expensed (note 4)	–	-
NET OPERATING LOSS	$(680,313)	$(587,138)

Loss per share, basic and diluted	$(0.07)	$(0.11)

Weighted average shares outstanding	9,951,590	5,350,511

See Condensed Notes to Unaudited Interim Consolidated Financial Statements

F–2

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
REVENUE	141,001	7,539
Cost of goods sold	138,109	-
GROSS PROFIT	2,892	7,539
OPERATING EXPENSES
General and administration	672,349	1,224,501
Interest	360,121	191,935
Management salaries	300,000	729,334
Amortization	2,888	1,978
TOTAL OPERATING EXPENSES	1,335,358	2,147,748

OPERATING LOSS	(1,332,466)	(2,140,209)

Interest income	42	66
Beneficial conversion cost expensed (note 4)	–	(50,000)
Discount on warrants expensed (note 4)	–	(12,789)
Loss Before Income Tax	(1,332,424)	(2,202,932)

Income tax	–	–
NET OPERATING LOSS	$(1,332,424)	(2,202,932)

Loss per share, basic and diluted	$(0.18)	$(0.53)

Weighted average shares outstanding, basic and diluted	7,250,361	4,121,174

See Condensed Notes to Unaudited Interim Consolidated Financial Statements

F–3

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,332,424)	$(2,202,932)
Items not requiring an outlay of cash:
Amortization	2,888	1,978
Beneficial conversion cost expensed (note 4)	–	50,000
Discount on warrants expensed (note 4)	–	12,789
Stock-based compensation	159,960	159,960
Issue of shares for professional services (note 6)	66,000	921,001
Issue of shares in lieu of bonus to directors	–	420,000
Increase in prepayments and other receivables	(592,311)	(99,511)
Increase in accounts payable and accrued liabilities(*)	1,180,996	452,564
Interest accrued on loans	360,121	191,935
NET CASH USED IN OPERATING ACTIVITES	$(154,770)	$(92,216)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(303,498)	-
NET CASH USED IN INVESTING ACTIVITES	(303,498)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from shareholders	$15,260	$16,808
Proceeds of loan from non related parties	88,263
Gross Proceeds from issue of convertible term notes (note 4)	-	189,975
Proceeds from issue of common shares	434,392
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	537,915	206,783

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES	$17,084	$(76,911)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$96,731	$37,656
FOR THE PERIOD

Cash and cash equivalents, beginning of period	25,204	21,556

CASH AND CASH EQUIVALENTS, END OF PERIOD	$121,935	$59,212

(*) Excludes non-cash settlement of liabilities by issue of common shares for $21,000 (prior period $394,000).

See Condensed Notes to Unaudited Interim Consolidated Financial Statements

F–4

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)

								Accumulated
	Common Stock							Other
	Number of	Common Stock	Common Stock	Additional Paid-in	Accumulated		Comprehensive	Comprehensive
	Shares(a)	Amount(a)	Subscribed	Capital(a)	Deficit		Loss	Items
Balance at December 31, 2006	2,326,688	$2,327	$3,250,000	$13,168,194	$(17,176,670)	$		$(321,756)
Issue of shares on conversion of convertible notes	87,390	87		86,298
Issue of shares in settlement of liabilities	376,200	376		393,624
Issue of shares to directors in lieu of bonus	240,000	240		299,760
Issue of shares for professional services	324,000	324		404,676
Beneficial conversion for notes				50,000
Fair value of warrants issued				12,789
Stock-based compensation				213,280
Issue of shares on conversion of convertible notes	550,234	550		235,833
Issue of shares in settlement of liabilities	200,000	200		189,800
Issue of shares to directors in lieu of bonus	240,000	240		119,760
Issue of shares for professional services	1,006,000	1,006		514,995
Issue of shares in conversion of convertible notes	237,615	238		109,736
Convertible note conversion variance adjusted				13,863
Stock adjustment to reconcile with transfer agent	(3,222)	(3)		3
Fair value of interest on interest free loan from shareholders				36,513
Foreign currency translation							(361,865)	(361,865)
Net loss for the year					(2,958,653)		(2,958,653)
Balance at December 31, 2007	5,584,905	$5,585	$3,250,000	$15,849,124	$(20,135,323)		$(3,320,518)	$(683,621)

Issue of shares in settlement of liabilities	60,000	60		20,940
Stock-based compensation	-	-		159,960
Issue of shares as deposit	1,333,332	1,333	600,000	598,667
Issue of shares for cash	3,503,156	3,503		330,889
Issue of shares for cash	682,171	682		99,318
Issue of shares for services	300,000	300		65,700
Foreign currency translation							172,416	172,416
Net loss for the period					(1,332,424)		(1,332,424)
Balance at Sept 30, 2008	11,463,564	$11,463	$3,850,000	$17,124,598	$(21,467,747)		(1,160,008)	$(511,205)

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

The consolidated unaudited financial statement as of September 30, 2008 includes the accounts of Aspire International, Inc. (Formerly Perfisans Holdings, Inc.) and its wholly-owned subsidiaries, Perfisans Networks Corporation and Mega Bond Group (Hong Kong) Limited. Perfisans Networks Corporation includes the accounts of its wholly-owned subsidiaries, Perfisans Networks (Taiwan) Corporation and Aspire (Guangxi) Inc. All material inter-company balances and transactions have been eliminated.

2.    GOING CONCERN AND NATURE OF OPERATIONS

a) Going Concern

Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

These include:

  Recurring operating losses
  Stockholders’ deficiency
  Working Capital deficiency
  Non renewal of intellectual property licenses
  Adverse key financial ratios

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

F–6

ASPIRE INTERNATIONAL, INC.
CONDENSED NOTES TO
UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

2.    GOING CONCERN AND NATURE OF OPERATIONS (cont’d)

b) Nature of Operations

Aspire International, Inc. (the “Company”) is a technology development company. The principal activity of the Company is the design and development of integrated circuits for commercial purposes. On May 26, 2008, a wholly-owned subsidiary of the Company entered into a Management Agreement whereby the management of a Manganese Ore mine at Guangxi Fong Sheng (China) has been assigned to the Company for a period of ten years, commencing on June 1, 2008 and terminating on May 31, 2018.

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

F–7

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

F–8

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

As of September 30, 2008 and December 31, 2007, the Convertible notes are reflected in the Balance Sheet as under:

	2008	2007
Convertible debt	$1,275,000	$1,275,000
Less: Converted into common shares	(1,275,000)	(1,275,000)
Less: Unamortized beneficial conversion cost	nil	nil
Less: Unamortized discount on warrants	nil	nil
As per Balance Sheet	–	–

F–9

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

During the three month period ended June 30, 2007 the entire $150,000 of the convertible term notes were converted into common stock. The conversions resulted in the issue of 400,000 common shares. The balances in the beneficial conversion amount of $47,788 and discount on warrants of $12,223 were fully expensed in the year 2007. As of September 30, 2008, the Convertible notes are reflected in the Balance Sheet as follows:

Convertible debt	$150,000
Less: Converted into common shares	(150,000)
As per Balance Sheet	Nil

F–10

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

On October 29, 2007, AMC had requested the conversion of the $109,975 principal amount of Notes into restricted shares. The conversion was done on October 30, 2007 with a 25% discount to the market price of the share, which amount to 237,615 shares. As of September 30, 2008, these Convertible notes are reflected in the Balance Sheet as follows:

Convertible debt	$109,975
Less: Converted into common shares	(109,975)
As per Balance Sheet	–

F–11

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

As of September 30, 2008 there was $159,960 of unrecognized expense related to non-vested stock-based compensation arrangements granted. The financial statements for the nine months ended September 30, 2008 recognize compensation cost for the portion of outstanding awards which have vested during the period. The stock-based compensation expense for the nine month period ended September 30, 2008 was $ 159,960.

No options were granted in the nine month period ended September 30, 2008 under the Company’s stock-option plan.

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

On May 24, 2007 the Company authorized the issuance of 60,000 common shares to settle legal fee accrual for $30,000 as of March 31, 2007. 12

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

Three month period ended March 31, 2008

On March 13, 2008 the Company issued 60,000 common shares to Whalehaven valued at $0.35 per common share, being payment of interest accrued on convertible notes for $21,000.

Three month period ended June 30, 2008

On May 26, 2008 the Company issued 1,333,332 common shares valued at $600,000 in lieu of security for $600,000 (RMB 4.2 million) to Liao, Dong Shan (mine owner) in accordance with

F–13

ASPIRE INTERNATIONAL, INC.
CONDENSED NOTES TO
UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

6.    CAPITAL STOCK-Cont’d

the Management Agreement with Liuzhou Yi Sheng Da Trading Co., Ltd. (“Liuzhou”), dated May 26, 2008, the management of the Manganese Ore at Guangxi Fong Sheng has been assigned to the Company for a period of ten years, commencing on June 1, 2008 and terminating on May 31, 2018.

Three month period ended September 30, 2008

The Company received share subscriptions from Million Financial Corporation to purchase 3,184,687 restricted shares at $0.105 for a total consideration of $334,392. The Company issued 3,184,687 restricted shares to Million Financial Corporation. The Company also issued an additional 318,469 shares (being 10% of 3,184,687 restricted shares issued) as commission to Million Financial Corporation.

The Company received share subscriptions from Million Financial Corporation to purchase 620,155 restricted shares at $0.16 for a total consideration of $100,000. The Company issued 620,155 restricted shares to Million Financial Corporation. The Company also issued an additional 62,016 shares (being 10% of 620,155 restricted shares issued) as commission to Million Financial Corporation.

The Company issued 100,000 restricted common shares and another 200,000 restricted common shares to two consultants, being a total of 300,000 restricted common shares for consulting services.

7.    PROMISSORY NOTE PAYABLE

Promissory note in the amount of $1,527,451 bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management is working on the new terms. The new terms have not been finalized and agreed to by both sides.

8.    MANAGEMENT SALARIES

Management salaries of $300,000 have been expensed in the consolidated statements of operations.

F–14

ASPIRE INTERNATIONAL, INC.
CONDENSED NOTES TO
UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

9.       LOANS FROM NON-RELATED PARTY

The Company’s subsidiary Mega Bond Group (Hong Kong) Limited obtained a loan of US $88,263 which is repayable in 12 months and carries a rate of interest of 18% payable semi annually.

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

12.    SUBSEQUENT EVENTS

Subsequent to the quarter, the Company’s wholly owned subsidiary Aspire GuangXi Inc. signed a funding agreement with a private investor. The company secured financing of US$1.2 million from Clearstone Partners, Inc., a private investment company located in the Turks and Caicos Islands. This investment is a promissory note with maturity date of October 31, 2009. On November 3, 2008 the Company issued 2,000,000 common shares to Clearstone Partners Inc. and their Companies as collateral for the promissory note signed as October 30, 2008. The board resolution for the issuance of shares was passed on October 30, 2008. As a result of this agreement $150,000 must be paid to a consultant.

On November 4, 2008 the Company approved a resolution to issue 650,000 common shares to two consultants for professional services rendered.

On November 4, 2008 the Company issued 40,000 common shares to a private investor for private placement valued at $0.25 per share as per the resolution as of November 4, 2008.

F–15

ASPIRE INTERNATIONAL, INC.
CONDENSED NOTES TO
UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (cont’d)

On November 12, 2008 the Company issued 39,188 common shares to Liao Dong Shan valued at $0.45 per share as per the agreement as of May 25, 2008.

F–16

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

Overview

Aspire International, Inc. (“we,” “us,” “our” or the “Company”) was incorporated in the state of Maryland on October 14, 1997 under the name Griffin Industries, Inc. On December 19, 2003, we acquired 100% of the capital stock of Perfisans Networks Corporation (“Perfisans Networks”), an Ontario corporation. This transaction was accounted for as a reverse acquisition. After the acquisition, we changed our name to Perfisans Holdings, Inc.

On November 7, 2007, the Company effected a Twenty-Five (25) to One (1) reverse stock split, and on October 25, 2007, we filed Articles of Amendment with the Maryland Department of Assessment and Taxation changing our name to Aspire International, Inc.

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

The Company through its wholly owned subsidiary Perfisans Networks , is engaged in the development of integrated circuits that will accelerate the network protocol processing.

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
  The commission that has to be paid for the sales representative which will be fixed at 10% to 15% of the selling price; and

  The costs of locally based support staffs as determined by the needs of penetrating and maintaining specific strategic customers.

Our Marketing and Product Development teams have collaborated on the planning of our new product roadmap, and sales and business development activity will be synchronized with the product introduction plans.

We have an agreement with SBI and Westmoreland for a $4 million funding. To date, we have received Seven Hundred and Fifty Thousand dollars from SBI and Westmoreland. SBI and Westmoreland have signed promissory notes on the balance that has not yet been received as of the date of this filing. The Company believes that the possibility of getting the remaining funds is low. The Company is planning to write off the amount if funds are not received in the next 3 months.

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

On September 25, 2007 and October 3, 2007, the Company authorized the sale of two Convertible Term Notes (the “Notes”) with an aggregated principle amount of $109,975 to AMC.

On October 29, 2007, AMC requested the conversion of the $109,975 principal amount of Notes into restricted shares. The conversion was done with a conversion price of $0.0185 per share which resulted in the issuance of 237,615 shares of the Company’s common stock in favor of AMC.

In July 29, 2008, the Company received share subscriptions from Million Financial Corporation to purchase 3,184,687 restricted shares at $0.105 (25% discount of market price of $0.14) for a total consideration of $334,392. The Company issued 3,184,687 restricted shares to Million Financial Corporation. The Company also issued an additional 318,469 shares (being 10% of 3,184,687 restricted shares issued) as commission to Million Financial Corporation. Million Finance is owned by Hoi Ming Chan and Florence Tsun. Hoi Ming Chan is the president of Aspire GuangXi Inc.

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

As of November 19, 2008, the Company is still waiting for Tiffany to finish their due diligence process and no definitive agreement has been finalized as of the date of this filing. It is uncertain if and when this transaction will be consummated. In the mean time we will continue looking for other opportunities to grow the company.

We plan to hire contractors in China for business development, sales and marketing activities.

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

In June, 2008 we have set up a fully owned subsidiary Mega Bond (Hong Kong) Limited directly under Aspire International Inc. to develop the semiconductor components and products distribution business. The subsidiary is operating as a business unit (BU) with its own Profit and Loss. This BU starts distributing Sigma Design’s HDTV and IPTV media processor components. Mega Bond will also carry on all the business opportunities done by Perfisans Networks.

The Company entered into a Management Agreement with Liuzhou Yi Sheng Da Trading Co., Ltd. (“Liuzhou”)on May 26, 2008. Liuzhou owns the right to manage certain Manganese Ore at Guangxi Fong Sheng. Pursuant to the Management Agreement, the parties agreed that the management of the Manganese Ore at Guangxi Fong Sheng shall be assigned to the Company for a period of ten years, from on June 1, 2008 to May 31, 2018.

The Company entered into a Subcontract Agreement with Guangxi Wu Xuan Kwang Tai Mining Co. Ltd. (“Guangxi Wu”) on May 26, 2008, whereby the parties agreed that Guangxi Wu shall be subcontracted to perform the management services at the Manganese Ore at Guangxi Fong Sheng for a period of ten years, commencing on June 1, 2008 and terminating on May 31, 2018. Under the terms of the Subcontract

Agreement and as consideration for its management services, Guangxi Wu shall be paid a management fee of 30% of the total sales revenue of the Ore.

The Company entered into a Distribution and Management Agreement with mine owner, Liao Dong Shang (“Liao”), and management company, Mo Xiong (“Mo Xiong”), dated May 26, 2008, whereby Liao as owner of the GuangXi Province 21.3Sq. Km Manganese ore and with mining rights to such ore, has agreed to use the profits of sales from the Manganese mine in exchange for shares of the Company. In addition, the parties agreed to contract Mo Xiong to oversee all production of the Manganese ore. The Company also agreed to form a wholly-owned foreign company in GuangXi within two months.

Southeastern China contains the most important metallogenic provinces in China, including world-class industrial, base and precious metal deposits. Revival of commodity prices over the last several years, combined with large-scale economic expansion in China and its need for large supplies of basic raw materials such as iron, coal and manganese for steel production has encouraged exploration companies to investigate the mining potential of the country.

We have chosen to take advantage of this opportunity by acquiring, subject to the terms of it’s agreements with various landowners, a finally acquiring 70% interest in a concession referred to as the Na Wang Project. It has an area of 2130 hectares (21.3 km2) and contains a minimum of five manganese mineralized zones. The Project lies near Na Wang Village, about 25 kilometers northwest of Fangcheng City, Guangxi Province, southeastern People’s Republic of China. It is centered at Latitude 21o 56’ 00’’ North, Longitude 108o 14’ 30’’ East. Access to the Na Wang Project is by paved two-lane roads from the city of Fangcheng to the town of Pingyang, a distance of approximately 40 kilometres, and from there by secondary and tertiary gravel and dirt roads a distance of 23 kilometres to Na Wang village and the Na Wang mining concession. The climate is sub-tropical with annual average temperature from 21.8o C to 29.1o C.

The project is situated approximately 50 kilometres north of a major deepwater port and industrial park on the west coast of the South China Sea, near the city of Fangcheng. The current population has some experience with small-scale open cut mining for manganese, iron and other mineral deposits. Basic accommodations, food and material supplies are all available locally and accommodations can be built on-site. Power lines are already available at Site #1 and can be extended at low cost to the other sites. Local rivers are able to supply adequate water for large scale mining operations throughout the year.

In 1997 the Geological Survey Institute of Laibin City, Liuzhou City examined this manganese resource. Mapping of the district and sampling of the open cut workings was carried out in 2007. We as a private company, acquired the concession surrounding the Site #1 mineralized zone described in the Geological Survey Institute report and has since set up a small mining and milling operation adjacent to Site #1.

This mill currently processes 100 tonnes per day of manganese ore with an average head grade (average ore grade prior to processing) of 20% Mn. Fifteen samples of mineralized material plus host rock material above and below the ore zone were taken by the author as part of an initial independent sampling program. One sample of tailings (sands) was taken from below the shaker table circuit at the mill at to determine the amount of manganese still present in the tailings.

Results of Operation for the Three-Month Ending September 30, 2008

We have reported revenues of $38,066 for the quarter ending September 30, 2008 compared to $2,214 for the quarter ending September 30, 2007. The increase in the Company’s revenue is due to increase in sales from trading activities.

Total operating expenses increased from $589,352 for the three-month period ending September 30, 2007 to $673,427 for the three-month period ending September 30, 2008 or a 14.27% increase from the corresponding prior year period. This increase was primarily due to the increase in consultant costs included in general and administrative expenses, interest on loans and penalty on non fulfillment of a contract.

General and Administration fees increased from $397,562 for the three-month period ending September 30, 2007 to $455,810 for the three-month period ending September 30, 2008 or 14.65% from the corresponding prior year period, primarily as a result of decrease in consultant fees.

Results of Operation for the Nine-Month Ending September 30, 2008

We have reported revenues of $141,001 for the nine-month period ending September 30, 2008 compared to $7,539 for the nine-month period ending September 30, 2007. The increase in the Company’s revenue is due to increase in sales from its trading activities.

Total operating expenses decreased from $2,147,748 for the nine-month period ending September 30, 2007 to $1,335,358 for the nine-month period ending September 30, 2008. This decrease was primarily due to the decrease in management compensation and consultant costs included in general and administrative expenses.

General and Administration fees decreased from $1,224,501 for the nine-month period ending September 30, 2007 to $672,349 for the nine-month period ending September 30, 2008, primarily as a result of decrease in consultant fees.

Liquidity and Capital Resources

For the nine-months ended September 30, 2008, net cash used in operating activities amounted to $154,770, as compared to $92,216 for the same period in the prior year.

A Promissory note in the amount of $1,527,451 bears interest at 3% per month, with principal and interest payable at December 31, 2005 [NOTE: Is the Company in default?]. Management is working on the new terms. The new terms have not been finalized and agreed to by both sides.

On May 26, 2008 the Company issued 1,333,332 shares of common stock valued at $600,000 in lieu of security for $600,000 (RMB4.2 million) to Liao, Dong Shan (mine owner) in accordance with the Management Agreement with Liuzhou Yi Sheng Da Trading Co., Ltd. (“Liuzhou”), dated May 26, 2008, the management of the Manganese Ore at Guangxi Fong Sheng has been assigned to the Company for a period of ten years, commencing on June 1, 2008 and terminating on May 31, 2018.

Subsequent to the Quarter ended September 30, 2008, on November 3, 2008 the Company issued 2,000,000 shares of common stock to Clearstone Partners Inc. and their Companies as collateral for the promissory note signed as October 15, 2008. The board resolution for the issuance of shares was passed on October 30, 2008. As a result of this agreement $150,000 must be paid to a consultant.

On November 4, 2008 the Company approved a resolution to issue 650,000 shares of its common stock to two consultants for professional services rendered.

On November 4, 2008 the Company issued 40,000 shares of common stock to a private investor for private placement valued at $0.25 per share as per the resolution as of November 4, 2008.

Also disclose $150,000 cash to be paid to the consultant.

On November 12, 2008 the Company issued 39,188 shares of common stock to Liao Dong Shan valued at $0.45 per share as per the agreement as of May 25, 2008.

At September 30, 2008, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commercial Commitments

Contractual obligations as of September 30, 2008 are as follows:

PAYMENTS DUE BY END OF PERIOD

Contractual Obligations	Total	Less than 1 year	After 1-3 years	3-5 years
Building leases	$20,130	$11,503	$8,627	$0
Equipment leases	--	--	--	--
Convertible Term Note	--	--	--	--
Promissory note	$1,527,451	$1,527,451	--	--
Total	$1,547,581	$1,538,954	$8,627	$0

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principle accounting officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and principle accounting officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is: (1) accumulated and communicated to our management, including our chief executive officer and principle accounting officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms.

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 1A    RISK FACTORS

Not applicable

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 26, 2008, the Company issued 1,333,332 common shares of common stock valued at $600,000 in lieu of security for $600,000 (RMB4.2 million) to Liao, Dong Shan (mine owner) in accordance with the Management Agreement with Liuzhou Yi Sheng Da Trading Co., Ltd. (“Liuzhou”), dated May 26, 2008, the management of the Manganese Ore at Guangxi Fong Sheng has been assigned to the Company for a period of ten years, commencing on June 1, 2008 and terminating on May 31, 2018.

On November 3, 2008, the Company issued 2,000,000 shares of common stock toClearstone Partners Inc. and their companies as collateral for the promissory note signed as October 15, 2008. The board resolution for the issuance of shares was passed on October 30, 2008.[NOTE: What is the Status of this?]

On November 4, 2008, the Company approved a resolution to issue 650,000 shares of common stock to two consultants for professional services rendered.

On November 4, 2008, the Company issued 40,000 shares of common stock to a private investor for private placement valued at $0.25 per share as per the resolution as of November 4, 2008.

On November 12, 2008, the Company issued 39,188 shares of common stock to Liao Dong Shan valued at $0.45 per share as per the agreement as of May 25, 2008.

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

ITEM 6.    EXHIBITS

(a)	Exhibits

Exhibit
Number	Exhibit

31.1	Certification of Chief Executive Officer and Principal Accounting Officer, pursuant to Rule 13a - 14(a).*

32.1	Certification of Chief Executive Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2008	Aspire International, Inc.
	By:	/s/ Bok Wong
Name: Bok Wong
Title: Chief Executive Officer and Principal
Accounting Officer