Form 10-K
period 2008-12-31
ASPIRE INTERNATIONAL, INC.
filed 2009-05-04
CIK 1049861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2008.

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________to______________

Commission File No. 000-27773

ASPIRE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	91-1869317

(State or other jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

18 Crown Steel Drive, Unit #310, Markham, Ontario L3R 9X8
(Address of principal executive offices)

Registrant’s telephone number, including area code: (905) 943-9996

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which Registered

Not Applicable	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes    No  ☑

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes      No ☑

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Non-accelerated filer

Accelerated filer	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 28, 2009: was approximately $900,000

Indicate the number of shares outstanding of the Company’s classes of common stock as of April 28, 2009: 12,257,752 shares of common stock, par value $0.001 per share.

Documents incorporated by reference: None.

PART I

ITEM 1. BUSINESS

COMPANY HISTORY AND INTRODUCTION

Aspire International Inc. (“Aspire” or the “Company”), a Maryland corporation, was formerly known as Perfisans Holdings Inc. (“Perfisans”) before October 25, 2007. Prior to that, Perfisans was known as Griffin Industries, Inc. (“Griffin”), which acquired 100% of the capital stock of Perfisans Networks Corporation (“Perfisans Networks”), an Ontario corporation, on December 19, 2003. This transaction was accounted for as a reverse acquisition. We changed our name to Perfisans in conjunction with the reverse acquisition. On October 25, 2007, Perfisans changed its name to Aspire.

In June, 2008, we set up a wholly owned subsidiary of Aspire, Mega Bond (Hong Kong) Limited (“Mega Bond”), a Hong Kong company, to develop a China trade business. Mega Bond is operating as an independent business unit (“BU”) with its own profit and loss.

Mega Bond

Mega Bond focuses in the sales and marketing of high-performance, digital multi-media solutions for wired and wireless communication networks. We utilize a combination of digital design expertise coupled with system-on-chip technologies to offer digital multi-media products that enable the transport of voice, data, and video contents over data networks or air. Our mission is to become the leading digital multi-media solutions provider in China with superior services and special focus in the mobile TV, digital broadcast network, broadband wireless and cellular solutions.

Our strategies for achieving this objective include:

•	Focusing on high-growth, digital multi-media content delivery network markets;

•	Providing complete system turn-key solutions to our customers;

•	Integrating higher levels of functionality into our System-on-Chip (“SoC”) products; and

•	Leveraging expertise in SoC knowledge to provide cost effective solutions.

Our products target the digital multi-media content delivery over Ethernet network, over Cable TV network, over wireless broadcast network, and over cellular networks. In addition, we recently introduced system solutions for cellular phone solutions. We provide our customers with complete Gigabit Ethernet silicon IC solutions from semiconductor to system software. We also provide complete solutions for IPTV Set-top Box, HDTV set-top box, Digital Video receiver and mobile TV receivers.

We participate in the market of semiconductor component and LCD module distribution sales for mobile phones, Bluetooth, digital set-top Box and various digital electronics products, primarily focusing on the Chinese market, with plans to expand globally in the future.

We believe we have competitive advantages over our competition, which include:

•	One-stop digital multi-media content delivery networks solution suppliers to China

•	Sophisticated SoC technology enabling complex media processing

•	Rich product portfolio addressing different customer’s needs.

•	Sales team experience

•	a low cost structure allowing rapid product launch into the market

•	Participation in the Chinese market, giving us the largest potential for market growth

The Company uses what we believe is a highly effective business model.

•	Direct sales to design houses, manufacturers and distributors

•	Distribution for semiconductor vendors and system designs houses

•	Direct technical support by vendor’s field application engineers.

•	Provide complete product solutions to customers

•	Partner and strategic alliance with application vendors

Our main competitors are other solution providers, which have their own niche market and product focus. Our product focus is in cellular phone components, wired and wireless communication chips, and video processing chips in the HDTV and IPTV market.

Aspire Guangxi

In June, 2008 we set up a wholly owned foreign enterprise (“WOFE”) operation Aspire GuangXi Inc. (“Aspire GuangXi”)in GuangXi, China, which has enabling us to operate mines in Guangxi.  Aspire GuangXi is a fully owned subsidiary of Perfisans Networks, and is focused on managing the GuangXi Manganese mining Project.

Aspire Guangxi Inc is an exploration and mining development company located in China. Aspire Guangxi’s long term initiative is to acquire, develop and operate high grade open pit mines throughout North, South and Central China. Primary targets will be base metal projects that are amenable to accelerated development and early production.

INDUSTRY BACKGROUND

Manganese is one of the world's most abundant elements and the twelfth most available mineral in the earth's crust. More than 80% of the world’s manganese resources are in Gabon, South Africa, Australia, Brazil, and Ukraine. China, South Africa, Gabon, Australia, and Brazil are some of the leading manganese producing countries.

In 2006, Manganese alloy consumption was estimated to account for over 84% of total manganese consumption. SiMn alloy is the fastest and largest manganese alloy that is projected to grow at an average rate of 4% over the forecast period, 2001-2010. The Asian-pacific region is the largest and fastest growing region for ferro manganese and silico manganese alloys; is the region is projected to consume 1.6 million metric tons and 2.2 million metric tons respectively by 2010.

Manganese is mostly used in steel production. Total manganese consumption by the steel industry is projected to grow at a CAR of 3.1% over the forecast period, 2001-2010. More than 80% of manganese produced across the world is consumed by steel. Therefore, manganese consumption is mainly based on steel demand and is directly influenced by the steel industry. Over the past three years, as steel witnessed an increase both in production and demand, manganese consumption increased simultaneously. Demand for steel has been rising due to ongoing economic leading to rapid growth in various industries in the world's two largest populous countries in Asia-pacific, China and India, with simultaneous increase in production leading to wide fluctuations is steel prices. Other countries such as Japan, South Korea, and Taiwan; Middle East, Eastern Europe, and Latin America have witnessed an increase in steel consumption. With increases in steel consumption in China, many manganese production facilities have been formed recently. As China and India exhibited phenomenal economic growth for the past four years, with rapid expansion in almost all the industries, changing lifestyles, increasing disposable income, changing consumer thinking, rising consumption, and various other factors; demand for steel witnessed an increase that lead to an increase in manganese demand,

Ferro Manganese and Silico Manganese are the two forms of manganese that are widely used in steel production. The percentage of carbon present in these alloys is of primary importance for steel production. Apart from steel, batteries such as lithium and dry cell batteries also consume manganese at the time of their production.

In specialty alloys, where nickel is replaced, in part or entirely by manganese, the manganese content can run as high as 16 percent. Hadfield Steel contains 13 percent or more manganese. This brand of steel requires toughness and wear-resistance for applications in gyratory crushers, jaw crusher plates, rail steel and cutting edges for earth-moving equipment.

Some manganese compounds have been added to gasoline to boost octane rating and reduce engine knocking. In organic chemistry, manganese dioxide is used as a reagent for the oxidation of benzylic alcohols. Manganese has a vast array of industrial uses – rust and corrosion prevention on steel, paint pigments, dry cell and alkaline batteries, animal feed, glass production, fertilizers and many medical and health applications.

China will depend upon the manganese in railroad steel as the country dramatically expands its rail system over the next decade.

The automotive industry will depend upon manganese for the next generation of hybrid electric automobiles and fuel cells. Manganese can not only reduce costs in car body components – offering less weight in auto frames, but it can also add greater structural strength. Toyota reportedly is close to perfecting a lithium-manganese ion battery for the Hybrid Electric Vehicles (HEV). Aluminum alloys utilize small quantities of manganese to enhance corrosion resistance. Many commercial copper alloys contain up to two percent manganese. And uranium ore is processed with manganese as an oxidizing agent to produce yellowcake for use in nuclear reactors.

New applications for manganese are being researched. Recently, at Kyoto University in Japan, researchers developed a new process designed to reproduce the photosynthesis process. By using manganese dioxide, it may be possible to absorb a large quantity of carbon dioxide emissions, which contribute to global warming.

According to the International Iron and Steel Institute, world crude steel production of the 67 reporting countries increased by 10.2 percent in 2007 compared to the comparable period a year earlier.

In the report for 2007, the International Manganese Institute announced, “Manganese demand prospects have never been so good.” Key points included:

•	Manganese intensive steel grades to grow faster than average

•	Specific manganese consumption growing again

•	Limited down risks for the next ten to fifteen years

The report also indicated that Manganese intensive steels represent 13 percent of total stainless steel production but consume 41 percent of the total amount of manganese consumed by the steel industry.

THE MARKET OPPORTUNITY

In the natural resources arena today, most of China consists of rather small mining projects with moderate returns. We would like to grow the business into an economical scale in China. The mission of Aspire GuangXi is to get to a position to develop a large-scale mining project capable of generating lucrative and immediate returns in China.

The manganese market in year 2007 has won a significant growth in the market dimension. In year 2007, the manganese output has grown to 860,000t, a 130,000t more than that in year 2006, with an increasing ration of 17.8%. The amount added has been over 100,000t in the successive two years.

Therein, the total output of stainless steel in the first half of 2007 has grew to 15,208 thousand tons, about 11.6% more than that in the first half of 2006. The increase mainly comes from Asian countries, particularly from China. The output in Asia in the first half of 2007 increased to 8,467 thousand tons, about 16.7% more while the output in Western countries is about 11,785 thousand tons, just 2.9% more.

Since the end of 2006, the cost of 300-series stainless has been driven higher by the price increase of nickel and the market of chrome-nickel, austenitic stainless steel is gradually taken up by other materials. Especially in countries that have lower requirements on the anti-corrosive ability, such as China, the demand of 200-series stainless steel, with lower content of nickel is increasing gradually. The economists of International Stainless Steel Forum claimed the output of global chrome-manganese stainless steel production has more than doubled. And the global market demand for 200-series stainless steel will make up for 11% of the total demand of stainless steel. While in China, 200-series stainless steel has shared almost 20% of the Chinese market.

In 2007, due to the strong demand, price of 200-series stainless steel increased gradually but consistently, also pulling the price of manganese up. But the increasing price of manganese flake added to the costs of the 200-series stainless steel.

China contains many manganese resources, but the manganese ore is in low grade, and there is a high content of impurities, thus it is difficult to utilize. With the rapid development of the manganese industry, the domestic supply of manganese ore could not meet the demand while the content of manganese ore has been decreasing after many years of growth.

GUANGXI FENG CHENG MANGANESE MINING PROPERTY

The Fang Cheng Manganese project is located in the GuangXi province. The mining site is 13km from the major highway, 60km from the Fang Cheng Port. The mining site has completed all the necessary government licenses on a 21.3 km² area with a 10 years mining right, extendable to 50 years. The mine site has good access to water source, electricity, roads and necessary facilities.

Guangxi is the largest manganese ore manufacturing location. The mining area is located at the largest manganese ore mineralization belts in Guangxi.

Southeastern China contains the most important metallogenic provinces in China, including world-class industrial, base and precious metal deposits. Revival of commodity prices over the last several years, combined with large-scale economic expansion in China and its need for large supplies of basic raw materials such as iron, coal and manganese for steel production has encouraged exploration companies to investigate the mining potential of the country. Aspire Guangxi has chosen to take advantage of this opportunity by acquiring, subject to the terms of its agreements with various landowners, a 70% interest in a concession referred to as the Na Wang Project; it has an area of 2130 hectares (21.3 km2) and contains a minimum of five manganese mineralized zones. The Project lies near Na Wang Village, about 25 kilometers northwest of Fang Cheng City, Guangxi Province, Southeastern People’s Republic of China. It is centered at Latitude 21 degrees 56’ 00’’ North, Longitude 108 degrees 14’ 30’’ East. Access to the Na Wang Project is by paved two-lane roads from the city of Fang Cheng to the town of Pingyang, a distance of approximately 40 kilometers, and from there by secondary and tertiary gravel and dirt roads a distance of 23 kilometers to Na Wang village and the Na Wang mining concession. The climate is sub-tropical with annual average temperature from 21.8 degrees C to 29.1 degrees C. For the entire year there is no frost and the annual rain fall is about 2822.9mm. Most rain falls from May to September. June to September is usually typhoon season. The highest elevation in the Na Wang area is 271.0 m above sea level (“A.S.L.”) and the lowest is 75m A.S.L. There is no significant industry in this area. Rice is the main crop, which is followed by sweet potatoes, corn, soy beans and cassava. The main cash crops include sugarcanes, peanuts, tobacco leaf and tea leaf. The project is situated approximately 50 kilometers north of a major deepwater port and industrial park on the west coast of the South China Sea, near the city of Fang Cheng. The current population has some experience with small-scale open cut mining for manganese, iron and other mineral deposits. Basic accommodations, food and material supplies are all available locally and accommodations can be built on-site. Power lines are already available at one of the site. Local rivers are able to supply adequate water for large scale mining operations throughout the year.

Small-scale mining for manganese has been carried out for several decades in the Na Wang/Pinyang region by local landowners. Much of that ore is diluted during mining. Inefficiencies in milling cause concentrate to be lost. This material could be recovered using detailed sampling and more efficient milling techniques and equipment. In 1997 the Geological Survey Institute of Laibin City, Liuzhou City examined this manganese resource. Mapping of the district and sampling of the open cut workings was carried out in 2007. Aspire Guangxi, as a private company, manage the concession surrounding the Site #1 mineralized zone described in the Geological Survey Institute report and has since set up a small mining and milling operation adjacent to Site #1. This mill currently processes 100 tons per day of manganese ore with an average head grade (average ore grade prior to processing) of 20% Mn. Fifteen samples of mineralized material plus host rock material above and below the ore zone were taken by the author as part of an initial independent sampling program. One sample of tailings (sands) was taken from below the shaker table circuit at the mill to determine the amount of manganese still present in the tailings.

The bedrock hosting the Na Wang manganese mineralization the lower section of the Dyas system of lower Permian age. This unit is siliceous shale, with various manganese oxide minerals and metallic opaque minerals. Its thickness is from 50 to 250m. At Site #1 the mineralization occurs in three parallel discontinuous lenses as part of original bedding parallel deposition of highly siliceous, very fine grained clastic sediments. Assay results show Mn values similar to those from historical reports. Fourteen select samples ranged up to 52.26% Mn and averaged 33% Mn.

Examination of small-scale mining and processing of manganese deposits in the Na Wang area of Guangxi Province, China, has shown that there are numerous manganese-rich zones within sandstone-siltstone-chert beds deposited in a shallow quiescent platformal marine environment of lower Permian age. Since that time these sedimentary rocks have undergone low-grade regional metamorphism.

This metamorphism and its associated hydrothermal effects, combined with the current sub-tropical climate have produced economic deposits of manganese oxide that can be mined economically. There is a significant opportunity to apply modern exploration and mining methods to a major resource which has had only limited exploitation in the past. At Site #1 there is a resource of 7,400,000 tones with an average grade of 20% Mn.

We have raised some initial private capital to start funding the Phase 1 program which includes the purchase of new processing equipment for both the mill and the mining operations at Site #1. Once all of the phase 1 equipment is in place, it would be used to expand production from the current 100 tones per day to an initial 500 tones per day. This mill can be put in place within 6 months. This would allow the fine-tuning necessary in both the mining and plant circuits to bring the recovery rate to 95% or higher while at the same time significantly increasing revenue from its current level. Cost of the Phase 1 program is US$3,135,000. Once that circuit is complete and using revenue from the improved 500 tone per day plant, a Phase 2 program of an additional three modules of 500 tone per day capacity could be built to bring production up to a 2,000 tone per day main plant. This Phase 1/Phase 2 approach could then be applied to other sites within the concession as well as to mineralized zones in concessions acquired in the district. Cost of the Phase 2 program estimated to be US$9,410,000.

The South China Craton and its associated orogenic belts contain the most important metallogenic provinces in China, including world-class industrial, base and precious metal deposits. Aspire Guangxi, as our subsidiary, has chosen to take advantage of this opportunity by entering into an agreement to acquire a 70% interest in a concession containing a minimum of five manganese mineralized zones. To achieve this, we need to raise $25,000,000 to purchase equipment to contribute to a new joint venture with the mine owner. Alternatively if we are successful in increasing sales from the mine to $90,000,000 within 10 years, we will have enough capital to acquire the 70% interest from the mine owner.Developing and bringing to production a series of resources in this concession will provide the confidence for us to acquire majority mining rights to additional concessions in the area which are known to contain similar manganese mineralization.

PROPERTY DESCRIPTION AND LOCATION

Between May 18 and August 18 2008 Aspire Guangxi signed a management contract with Mr. Liao Dong Shang with the ultimate goal being a 70% mining interest, subject to its fulfillment of the terms of the agreements with various contractors, in a mining concession in southeastern Guangxi Province, People’s Republic of China. According to the terms of the agreement, we need to raise an aggregate amount of US$25 million and up to US$100 million for necessary equipment to expand the mining production and the mining modification preparation of the inner layers of the mining site. Fundraising will be based on share exchange, warrant or direct loan from banks. After we are successful in raising a minimum of $25 million or revenues of the mine reach a cumulative total of US$90 million, whichever occurs first, Mr. Liao and Aspire Guangxi will form a new China and Foreign Joint Venture Company (“JV”). The right of the mine owned by Mr. Liao will be transferred to the JV. Mr. Liao will own 30% of the JV and Aspire Guangxi will own 70%. We plan to raise the required US$25 million in the 2009 year.

The Project consists of one concession with an area of 2130 hectares (21.3 km2). That concession contains a minimum of three mineralized zones and two sites of mine tailings, each of which has been assigned to a mining contractor.

The Na Wang Project lies near Na Wang Village in Na Wang Town, about 25 kilometers northwest of Fangcheng City. The administrative area is under the jurisdiction of Pingwang Town, province of Guangxi, southeastern People’s Republic of China. The Project is centered at Latitude 21 degrees 56’ 00’’ North, Longitude 108 degrees 14’ 30’’ East (Figure 1, 2, 3). The concession covers an area of 2130 hectares (21.3 km2). Boundary co-ordinates are found in

Table 1 below, outline in both Latitude-Longitude and by metric UTM coordinates referenced to WGS 84 datum.

EMPLOYEES

As of December 31, 2007, we had 4 full-time employees and 10 contractors in Canada, the United States, Taiwan and China.

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

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

Our shares of common stock are quoted on the NASD’s OTC Bulletin Board under the symbol “PFNH”. The symbol was changed to “PFHD” on November 14, 2007 after the 25 to 1 reverse stock split. The symbol was again changed to “APIT” on December 18, 2007. Listed below are the high and low sale prices for the shares of our common stock during the fiscal years ended December 31, 2006, 2007 and through March 31, 2008, as adjusted to reflect the reverse split of our shares of common stock effectuated on November 14, 2007. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Common Stock
	High	Low

Fiscal 2006

First Quarter	$0.29	$0.07
Second Quarter	0.30	0.08
Third Quarter	0.17	0.08
Fourth Quarter	0.08	0.03

Fiscal 2007

First Quarter	$0.06	$0.03
Second Quarter	0.04	0.02
Third Quarter	0.03	0.02

Fourth Quarter through Nov. 14, 2007	0.04	0.02
Fourth Quarter from Nov. 14, 2007 to Dec. 31, 2007	1.50	0.21

Fiscal 2008

First Quarter	$0.51	$0.20
Second Quarter	0.40	0.10
Third Quarter	0.40	0.06
Fourth Quarter	0.51	0.06

Through April 28, 2009	0.15	0.02

On April 28, 2009 there were approximately 242 holders of record of our 12,257,752 shares of common stock issued and outstanding.

On April 28, 2009 the last sale price of the shares of our common stock as reported on the OTC Bulletin Board was $0.02.

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

RECENT SALES of UNREGISTERED SECURITIES

There were no issuances of unregistered Securities

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY PLANS

On February 12, 2004, our board of directors adopted our 2004 Stock Option Plan (the “Option Plan”). The Option Plan provides for the grant of incentive and non-qualified stock options to selected employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The Option Plan authorizes the grant of options for 10,000,000 shares of our common stock.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

Contractual obligations as of December 31, 2008 are as follows:

PAYMENTS DUE BY END OF PERIOD

Contractual Obligations	Total	Less than 1 year	After 1-3 years	3-5 years	Thereafter

Building leases	$17,254	$11,503	$5,751	$0	—

Equipment leases	—	—	—	—	—

Land use payments	—	—	3,645	$45,812	$73,300

Promissory note	$1,429,322	$1,429,232	—	—	—

Total	$1,446,486	$1,440,735	$5,751	$45,812	$73,300

RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which became effective for fiscal years beginning after November 15, 2007, and for interim periods within those years, for certain financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, FASB Staff Position (FSP) No. FAS 157-2 was issued, which delayed by a year the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities. We adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008, and the adoption did not have a material impact on our consolidated financial statements. See Note 14 of Notes to the Consolidated Financial Statements for more information. We are currently evaluating the potential impact of the adoption of SFAS No. 157 as it relates to nonfinancial assets and liabilities on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations.

This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2010. The Company has not yet determined the impact, if any, that SFAS 141(R) will have on Company’s results of operations or its financial condition.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 “ (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on our consolidated financial statements.

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

REVENUE RECOGNITION

Mega Bond - The Company recognizes revenue earned on a net basis in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” when there is no inventory or credit risk and there are no substantial risks and rewards of ownership. The Company is thus considered an agent in the transaction and, accordingly, records revenue on a net basis. The Company records revenue on a gross basis when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; selling price is fixed or determinable; and collectibility is reasonably assured. The impact on Operating Income is the same whether the Company records revenue on a gross or net basis.

Guangxi – The Company currently has no revenue related to the mining operations and does not expect to generate revenue until such time that the Company acquires control of the mine in accordance with the earn-in agreement.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with the financial statements and notes appearing elsewhere in this Annual Report on Form 10-K.

This filing contains forward-looking statements. The words “anticipated,” “believe,” “expect, “plan,” “intend,” “seek,” “estimate,” “project,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our management’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social, and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove to be incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments, nor

OVERVIEW

Aspire International Inc. (“Aspire” or the “Company”), a Maryland corporation, was formerly known as Perfisans Holdings Inc. (“Perfisans”) before October 25,

2007. Prior to that, Perfisans was known as Griffin Industries, Inc. (“Griffin”), which acquired 100% of the capital stock of Perfisans Networks Corporation (“Perfisans Networks”), an Ontario corporation, on December 19, 2003. This transaction was accounted for as a reverse acquisition. We changed our name to Perfisans in conjunction with the reverse acquisition. On October 25, 2007, Perfisans changed its name to Aspire.

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

In the summer of 1998, we terminated our status as a business development company, and regulation under the Investment Company Act of 1940 due to our intention to acquire 100% of the assets or shares of heavy construction equipment companies.

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

As a consequence of the change in control, resulting from the transactions contemplated by the Acquisition Agreement, we have adopted a new plan of operations, as set forth immediately below.

Through our wholly owned subsidiary Perfisans Networks, which is engaged in the development of integrated circuits that will accelerate the network protocol processing. We completed the design of a single port gigabit network interface controller ENA1001 and released the product to the market. We also commenced meeting prospective customers with samples of this product. In addition, we completed the design of a single port gigabit network interface adapter card ENA5031 using our single port gigabit network interface controller ENA1001. This adapter serves two purposes: one is as the demonstration vehicle for the ENA1001 controller. We will also sell this single port gigabit network interface adapter card ENA5031 to the computer system integrators. In reaction to the market, funding and resources situation, we had to restructure to maintain the operation. Since our vendors and customers are in Asia, more focus had been put on the China and Taiwan operations. In July 2005, resources were reallocated from the Canadian operation to China and Taiwan; this move has resulted in lower operating costs. In responds to the re-structuring, we moved to a smaller premises beginning of November, 2006.

We had also revised the product development plan accordingly. Our products are shifted from network and consumer semiconductor integrated circuits focus to system solution focus.

We had an agreement with investors SBI and Westmoreland for a $4 million funding. Six hundred and ninety five thousand dollars has been received by the company from SBI and Westmoreland. SBI and Westmoreland have signed promissory notes on the balance that has not yet been received. The Company believes that the possibility of getting the remaining funds is low. The Company is planning to write off the amount of funds that are not received in the near future.

We executed convertible debenture agreements totaling $1.2 million as of March 21, 2005. Details of the agreement can be obtained through the 8K filing with SEC on March 23, 2005. We will have to secure the anticipated requisite remainder of funding through other means, such as sales of additional securities or other financing initiatives. We started to re-pay each month the principle of these convertible notes from August 17, 2005. The repayments were done by issuing stock as described in the financial statement of this filing.

On March 21, 2007, we entered into a Securities Purchase Agreement dated as of March 12, 2007, by and among Perfisans Holdings and Alfred Morgan Capital Ltd (“AMC”), whereby Perfisans authorized the sale to AMC of a Convertible Term Note (the “Notes”) in the principal amount of One Hundred Fifty Thousand Dollars ($150,000). The offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes are convertible into common stock of the Company as set forth in the Securities Purchase Agreement filed as Exhibit 99.2. In connection with the offering, the Company issued an aggregate of 750,000 warrants to purchase common stock. The $150,000 principal amount of Notes are part of a contemplated private placement of up to $10,000,000. The proceeds of the offering will be used to fund acquisitions and for working capital. The conversions of the Notes are subject to an effective Registration Statement. The net proceeds of the financing are to be utilized for general working capital. In May, 2007, AMC requested the conversion of the $150,000 principal amount of Notes into restricted shares. The conversion was done on June 19, 2007 with the conversion price at $0.02 per share with 25% discount which amount to 10,000,000 shares.

Due to the market condition and limited funding resources, we stopped developing our network chip and shift the focus to providing system solutions. We have explored business opportunities in marketing and sales of products that are not produced by us. We believe such opportunities can bring in revenue and profit. However the plan of the company is to develop a marketing strategy for its own internally developed chips.

On May 8, 2007 the board passed a resolution and decided to terminate the previous non-binding Letter of intent with Zhejiang Fibersense Communication Technology Company Limited signed April 24, 2006.

We have explored various opportunities to increase revenue and profit of the company. We have signed a Memorandum of Understanding (MOU) with Tiffany Technology Limited (“Tiffany” or “TTL”), a company doing business in Hong Kong to complete a share exchange transaction pursuant to which the Company acquires all of the issued and outstanding common stock of TTL in exchange for shares of the Company’s common stock. Tiffany Technology Limited (TTL), a Hong Kong corporation founded in August 2005, is an electronics product channel distribution company focused on sales and marketing of fashionable consumer electronics products, and delivers high quality services to the customers in mainland China and Asia Pacific region. This acquisition is condition upon Tiffany being able to successfully complete an audit in compliance with U.S. GAAP standards. As TTL has not completed the USGAAP audit, we will not merge with this company until they have completed the audit. In the mean time we will continue look for other opportunities to grow the company.

After years devoted to research and development, sales and marketing of our own semiconductor products, we have made multiple attempts to develop a profitable company. Due to the limited funding situation, the Company is still running on a negative cash flow. On November, 2007, we effected a 25-to-1 reverse split of the outstanding stock.

In April 2008, we decided to open an office in Hong Kong for the China trading business. In May, we also set up a China subsidiary in GuangXi for the natural resource business focus in mining and exploration of base metal. In addition, we are planning to close the Taiwan office.

In July 2008, Million Financial Corporation has invested US$117,000 into the company by subscribing restricted shares. Million Finance is owned by Hoi Ming Chan and Florence Tsun. Hoi Ming Chan is the president of Aspire GuangXi Inc.

In July 2008, Million Financial Corporation has invested US$217,392 into the company by subscribing restricted shares. Million Financial Corporation is owned by Hoi Ming Chan and Florence Tsun. Hoi Ming Chan is the president of Aspire GuangXi Inc.

In September 2008, Million Financial Corporation has invested another US$100,000 into the company by subscribing restricted shares.

In November 2008, Million Financial Corporation has put in US$130,645 into the company as a loan which bears no interest.

In November 2008, Cam Tam Phung has invested $10,000 into the company by subscribing for restricted shares.

In November 2008, Lio Dong Shang has invested $17,635 into the company by subscribing for restricted shares.

As the company continues to focus in the resource and mining business, we plan to spin-off the technology part of the company to a separate entity either public or private.

FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO DECEMBER 31, 2007

We have reported total revenue of $170,954 (prior year $15,590) with a gross profit of $12,525 (prior year gross profit $15,590) for the year ended December 31, 2008.

Total operating expenses decreased for the twelve-month period ending December 31, 2008, from $2,911,557 to $1,877,927 or 35.50% from the corresponding prior year period. This decrease was primarily due to the decrease in interest and management bonus during the period.

General and Administration fees decreased for the twelve-month period ending December 31, 2008, from $1,501,673 to $958,844 or 36.15% from the corresponding prior year period, primarily as a result of the decrease in operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had an accumulated deficit of $22,000,502. For the year ended December 31, 2008, net cash used in operating activities amounted to $92,780, as compared to $199,647 for the year ended December 31, 2007.

In March 2004, we borrowed $250,000 from an unaffiliated lender. The loan bears interest at 2% per month and is payable on July 3, 2004 or upon our receipt of at least $4,000,000 of proceeds from the sale of stock. In October 30, 2004 we increased the borrowed amount from the same lender to $392,208 which bears an interest at 3% per month. The total amount of the loan with principal and interest was $1,429,232 as at December 31, 2008.

We are now in the process of extending the loan period. We intend to repay such loans out of proceeds from future additional funding raised by sale of stock.

We currently have a balance of $335,209.11 owed to General Resources Company on such loans. We intend to repay such loans out of proceeds from future additional funding which may be raised by sale of stock.

There was a director loan of $90,000 which bears an interest at 2% per month that we received during the year of 2005. The interest paid was $5,400 per quarter.

At December 31, 2008, we had no material commitments for capital expenditures other than for those expenditures incurred in the ordinary course of business and for the mining project. Additional capital could be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

Together With Report of Independent Registered Public Accounting Firm

(Amounts expressed in US Dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Aspire International, Inc.

We have audited the accompanying consolidated balance sheet of Aspire International, Inc. and Subsidiaries as of December 31, 2008, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008. Aspire International, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspire International, Inc. and Subsidiaries as of December 31, 2008 and the results of its consolidated operations and comprehensive income, stockholders' equity, and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant cumulative operating losses raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants
Markham, Ontario, Canada
April 24, 2009

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

/s/ “SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
April 10, 2008	Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel:	416 785 5353
Fax:	416 785 5663

ASPIRE INTERNATIONAL, INC.

(FORMERLY PERFISANS HOLDINGS, INC.) Consolidated Balance Sheets As of December 31, 2008 and 2007 (Amounts expressed in US Dollars)

	2008	2007
	$	$
ASSETS
CURRENT ASSETS

Cash and cash equivalents	24,227	25,204
Prepayments and other receivables	31,799	109,040
Advances to a non-related party (note 8)	517,121	—

TOTAL CURRENT ASSETS	573,147	134,244

DEFERRED CHARGES (note 7)	70,114	—

PROPERTY AND EQUIPMENT (note 5)	661,569	7,472

INTELLECTUAL PROPERTY (note 6)	1	1

TOTAL ASSETS	1,304,831	141,717

The accompanying notes are an integral part of these consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

___________________________ Director

___________________________ Director

ASPIRE INTERNATIONAL, INC.

(FORMERLY PERFISANS HOLDINGS, INC.) Consolidated Balance Sheets As of December 31, 2008 and 2007 (Amounts expressed in US Dollars)

	2008	2007
	$	$

LIABILITIES
CURRENT LIABILITIES

Accounts payable	352,269	415,615
Accrued liabilities-consulting	504,424	504,693
Accrued liabilities-professional	54,333	32,808
Accrued liabilities-management salaries	1,799,000	1,399,000
Accrued liabilities-payroll	303,770	373,248
Accrued liabilities-interest	241,219	215,360
Accrued liabilities-customer advances	746,194	—
Accrued liabilities-others	390,228	108,730
Promissory note payable (note 18)	1,429,232	1,291,265
Loan from shareholders (note 9)	657,255	765,233
Loans from non-related party (note 14)	210,769	—

TOTAL CURRENT LIABILITIES	6,688,693	5,105,952

GOING CONCERN (note 2)
COMMITMENTS AND CONTINGENCIES (note 13)

STOCKHOLDERS’ DEFICIENCY

COMMON STOCK (note 11)	12,192	5,585
COMMON STOCK SUBSCRIBED	3,250,000	3,250,000
STOCK SUBSCRIPTIONS RECEIVABLE	(3,850,000)	(3,250,000)
ADDITIONAL PAID – IN CAPITAL	17,518,419	15,849,124
DEFERRED STOCK COMPENSATION (NOTE 18)	(161,333)	—
ACCUMULATED OTHER COMPREHENSIVE LOSS	(152,638)	(683,621)
ACCUMULATED DEFICIT	(22,000,502)	(20,135,323)

TOTAL STOCKHOLDERS’ DEFICIENCY	(5,383,862)	(4,964,235)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	1,304,831	141,717

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL, INC.

(FORMERLY PERFISANS HOLDINGS, INC.)
Consolidated Statements of Cash Flows
For the years ended December 31, 2008 and 2007
(Amounts expressed in US Dollars)

	2008	2007
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(1,865,179)	(2,958,653)
Items not requiring an outlay of cash:
Depreciation	24,555	2,550
Amortization of deferred expenses	7,121	—
Beneficial conversion cost expensed	—	50,000
Discount on warrants expensed	—	12,789
Issue of shares for services	190,667	921,001
Issue of shares in lieu of bonus to directors	—	420,000
Stock-based compensation	213,280	213,280

CHANGES IN OPERATING ASSETS AND LIABILITIES
Decrease (Increase) in prepayments and other receivables	77,241	(109,040)
Increase in advances to a non-related party	(517,121)	—
Increase in accounts payable and accrued liabilities*	1,362,983	867,790
Increase in deferred charges	(70,114)	—
Interest on loans	483,787	380,636

NET CASH USED IN OPERATING ACTIVITES	(92,780)	(199,647)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(668,615)	—

NET CASH USED IN INVESTING ACTIVITIES	(668,615)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from shareholders	15,260	38,242
Proceeds of loan from non-related parties	206,892	—
Gross proceeds from issuance of convertible term notes (note 10)	—	259,975
Proceeds from issuance of common shares	462,027	—

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	684,179	298,217

EFFECT OF EXCHANGE RATE CHANGES ON CASH	76,239	(94,922)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FOR THE YEAR	(977)	3,648
Cash and cash equivalents, beginning of year	25,204	21,556

CASH AND CASH EQUIVALENTS, END OF YEAR	24,227	25,204

*Excludes non-cash settlement of liabilities by issuance of common shares for $21,000 (Prior year $584,000)

ASPIRE INTERNATIONAL, INC.

(FORMERLY PERFISANS HOLDINGS, INC.) Consolidated Statements of Operations For the years ended December 31, 2008 and 2007 (Amounts expressed in US Dollars)

	2008	2007
	$	$

REVENUE	170,945	15,590
Cost of goods sold	158,420	—

GROSS PROFIT	12,525	15,590

OPERATING EXPENSES
General and administration	958,844	1,501,673
Interest	487,407	595,996
Management salaries	400,000	811,338
Depreciation	24,555	2,550
Amortization of deferred charges	7,121	—

TOTAL OPERATING EXPENSES	1,877,927	2,911,557

OPERATING LOSS	(1,865,402)	(2,895,967)
Interest income	223	103
Beneficial conversion cost expensed	—	(50,000)
Discount on warrants expensed	—	(12,789)

NET LOSS BEFORE TAXES	(1,865,179)	(2,958,653)
Income tax	—	—

NET LOSS	(1,865,179)	(2,958,653)

Loss per share, basic and diluted	(0.22)	(0.66)

Weighted average shares outstanding	8,424,115	4,468,825

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL, INC.

(FORMERLY PERFISANS HOLDINGS, INC.)
Consolidated Statements of Cash Flows
For the years ended December 31, 2008 and 2007
(Amounts expressed in US Dollars)

	2008	2007
	$	$

INCOME TAXES PAID	—	—

INTEREST PAID	3,620	—

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL, INC.

(FORMERLY PERFISANS HOLDINGS, INC.)
Consolidated Statements of Changes in Stockholders’ Deficiency
For the years ended December 31, 2008 and 2007
(Amounts expressed in US dollars)

	Common Stock Number of Shares(a)	Common Stock Amount(a)	Common Stock Subscribed	Additional Paid- in Capital(a)	Deferred stock compensation		Deficit	Other Comprehensive loss		Accumulated Other Comprehensive Items

Balance at December 31, 2006	2,326,688	$2,327	$3,250,000	$13,168,194	$		$(17,176,670)	$		$(321,756)
Issue of shares on conversion of convertible notes	87,390	87		86,298
Issue of shares in settlement of liabilities	376,200	376		393,624
Issue of shares to directors in lieu of bonus	240,000	240		299,760
Issue of shares for professional services	324,000	324		404,676
Beneficial conversion for notes				50,000
Fair value of warrants issued				12,789
Stock-based compensation				213,280
Issue of shares on conversion of convertible notes	550,234	550		235,833
Issue of shares in settlement of liabilities	200,000	200		189,800
Issue of shares to directors in lieu of bonus	240,000	240		119,760
Issue of shares for professional services	1,006,000	1,006		514,995
Issue of shares in conversion of convertible notes	237,615	238		109,736
Convertible note conversion variance adjusted				13,863
Stock adjustment to reconcile with transfer agent	-3,222	-3		3
Fair value of interest on interest free loan from shareholders				36,513
Foreign currency translation									(361,865)	(361,865)
Net loss for the year							(2,958,653)		(2,958,653)

Balance at December 31, 2007	5,584,905	$5,585	$3,250,000	$15,849,124		$—	$(20,135,323)		$(3,320,518)	$(683,621)

Issue of shares in settlement of liabilities	60,000	60		20,940

Stock-based compensation				213,280
Issue of shares as deposit	1,333,332	1,333	600,000	598,667
Issue of shares for cash	39,188	39		17,595
Issue of shares for cash	3,503,156	3,503		330,889
Issue of shares for cash	682,171	682		99,318
Issue of shares for cash	40,000	40		9,960
Issue of shares for services	950,000	950		351,050		(161,333)
Fair value of interest on interest free loan from shareholders				27,596
Foreign currency translation									530,983	530,983
Net loss for the period							(1,865,179)		(1,865,179)

Balance at December 31, 2008	12,192,752	$12,192	$3,850,000	$17,518,419		$(161,333)	$(22,000,502)		$(1,334,196)	$(152,638)

a) Common stock and additional paid-in capital have been restated to reflect 25-for-1 reverse stock split on November 14, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

The consolidated financial statement as of December 31, 2008 includes the accounts of Aspire International, Inc. (Formerly Perfisans Holdings, Inc.) and its wholly-owned subsidiaries, Perfisans Networks Corporation and Mega Bond Group (Hong Kong) Limited (“Mega Bond”). Perfisans Networks Corporation includes the accounts of its wholly-owned subsidiaries, Perfisans Networks (Taiwan) Corporation and Aspire (Guangxi) Inc. All material inter-company balances and transactions have been eliminated. The Company has funded its operations to date mainly through the issuance of shares. Effective October 25, 2007, the Company changed its name to Aspire International, Inc.

Aspire International, Inc. (“Aspire” or the “Company”) is currently engaged in two business segments.

On August 18, 2008, through its subsidiary, a wholly owned foreign enterprise (“WOFE”) operation Aspire GuangXi Inc. (“Aspire GuangXi”) in GuangXi, China, the Company signed a management contract with Mr. Dong Shang Liao (Party A) to acquire a 70% mining interest, subject to the Company’s fulfillment of the terms of the agreements, in a mining concession in southeastern Guangxi Province, People’s Republic of China. According to the terms of the agreement, the Company will raise an aggregate amount of $25 million and up to US$100 million for the equipmentto expand the mining production and the mining modification preparation of the inner layers of the mining site. Fundraising will be based on share exchange, warrant or direct loan from banks. After the Company is successful in raising a minimum of $25 million or revenues of the mine reach a cumulative total of US$90 million, whichever occurs first, Party A and Aspire Guangxi will form a new China and Foreign Joint Venture Company (“JV”). The right of the mine owned by Party A will be transferred to the JV. Party A will own 30% of the JV and Aspire Guangxi will own 70%. The Company plans to raise the required US$25 million in the 2009 year.

Aspire Guangxi has been granted the rights to explore and exploit the Na Wang area concession through this management contract with Mr. Liao. This project consists of one concession with an area of 2130 hectares (21.3 km2). The concession contains a minimum of three mineralized zones and two sites of mine tailings. This project lies near Na Wang Village in Na Wang Town, about 25 kilometers northwest of Fangcheng City. The administrative area is under the jurisdiction of Pingwang Town, province of Guangxi, southeastern People’s Republic of China. The Project is centered at Latitude 21 degrees 56’ 00’’ North, Longitude 108 degrees 14’ 30’’ East.

Aspire Guangxi’s long term initiative is to acquire, develop and operate high grade open pit mines throughout China. Primary targets will be base metal projects that are amenable to accelerated development and early production.

2.	GOING CONCERN

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

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include accruals, valuation allowance, fair value of stock for services and estimates for calculation for stock based compensation.

	b)	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due to banks, and any other highly liquid investments with a maturity of three months or less. The carrying amounts approximate fair values because of the short-term maturity of those instruments.

	c)	Fair value of Financial Instruments

The estimated fair values of financial instruments have been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2008 and 2007 the carrying values of financial instruments approximate their fair values due to the short-term maturity of these instruments.

	d)	Revenue Recognition

Mega Bond - The Company recognizes revenue earned on a net basis in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” when there is no inventory or credit risk and there are no substantial risks and rewards of ownership. The Company is thus considered an agent in the transaction and, accordingly, records revenue on a net basis. The Company records revenue on a gross basis when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; selling price is fixed or determinable; and collectibility is reasonably assured. The impact on Operating Income is the same whether the Company records revenue on a gross or net basis.

Guangxi – The Company currently has no revenue related to the mining operations and does not expect to generate revenue until such time that the Company acquires control of the mine in accordance with the earn-in agreement.

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

Property, plant and equipment are recorded at cost less accumulated amortization. Amortization is provided using the following annual rates and methods:

Furniture and fixtures	20%	declining balance method
Office equipment	20%	declining balance method
Computer equipment	30%	declining balance method
Plant and equipment	30%	declining balance method
Vehicles	30%	declining balance method
Leasehold Improvement		Over the period of the lease

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

	h)	Intellectual Property

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

The Company’s subsidiaries, Perfisans Networks Corporation and Mega Bond Group (Hong Kong) Limited are foreign private companies and maintain their books and records in Canadian and Hong Kong dollars (the functional currency). The financial statements are converted to US dollars for consolidation purposes. The translation method used is the current rate method which is the method mandated by FASB Statement No. 52, “Foreign Currency Translation” (SFAS 52) where the functional currency is the foreign currency. Under the current rate method all assets and liabilities are translated at the current rate, stockholder’s equity accounts are translated at historical rates and revenues and expenses are translated at average rates for the year.

Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in accumulated other comprehensive income (loss).

	j)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

	k)	Research and Development

Research and development costs, other than capital expenditures but including acquired research and development costs, are charged against income in the period incurred.

	l)	Comprehensive Income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. This standard requires companies to disclose comprehensive income in their financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders’ equity, such as foreign currency translation adjustments.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

	m)	Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

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

The Company has adopted FAS No. 128, “Earnings per Share”, which requires disclosure on the financial statements of “basic” and “diluted” loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the year. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at December 31, 2008 and 2007 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At December 31, 2008, there were 134,204 options and 30,000 warrants exercisable. At December 31, 2007, there were 98,204 options and 255,333 warrants exercisable.

	p)	Asset Retirement Obligation

The Company accounts for asset retirement obligations in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”), which requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which a company incurs the obligation.

	q)	Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk”, requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

	r)	Recent Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161),” to enhance the current disclosure framework in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” SFAS No. 161 amends and expands the disclosures required by SFAS No. 133 so that they provide an enhanced understanding of (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for both interim and annual reporting periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of No. ARB 51,” which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The adoption of SFAS No. 160 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB revised SFAS No. 141 “Business Combinations.” The revised standard is effective for transactions where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.SFAS No. 141(R) will change the accounting for the assets acquired and liabilities assumed in a business combination. The adoption of SFAS No. 141(R) does not currently have a material effect on our Consolidated Financial Statements. However, any future business acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 will be accounted for in accordance with this statement.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which became effective for fiscal years beginning after November 15, 2007, and for interim periods within those years, for certain financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, FASB Staff Position (FSP) No. FAS 157-2 was issued, which delayed by a year the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities. We adopted SFAS No. 157 for financial assets and liabilities in the first quarter of 2008, and the adoption did not have a material impact on our consolidated financial statements. See Note 14 of Notes to the Consolidated Financial Statements for more information. We are currently evaluating the potential impact of the adoption of SFAS No. 157 as it relates to nonfinancial assets and liabilities on our consolidated financial statements.

4.	OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows:

	2008 $	2007 $
Net loss	(1,865,179)	(2,958,653)

Foreign currency translation adjustment	530,983	(361,865)

Other Comprehensive loss	(1,334,196)	(3,320,518)

The foreign currency translation adjustments are not currently adjusted for income taxes as the Company’s subsidiaries are located in Canada, China, Taiwan and Hong Kong and the adjustments relate to the translation of the financial statements from source currency into United States dollars.

5.	PROPERTY, PLANT AND EQUIPMENT

		2008 $	2007 $
	Furniture and fixtures	68,461	63,962
	Office equipment	28,558	35,089
	Computer equipment	92,398	113,530
	Plant and equipment	344,582	—
	Vehicles	22,649	—
	Leasehold Improvement	68,720	—
	Construction in progress	227,858	—

	Cost	853,226	212,581

Less:	Accumulated amortization

	Furniture and fixtures	52,145	62,080
	Office equipment	28,190	34,524
	Computer equipment	89,535	108,505
	Plant and equipment	19,112	—
	Vehicles	1,699	—
	Leasehold Improvement	976	—

		191,657	205,109

	Net	661,569	7,472

6.	INTELLECTUAL PROPERTY

Intellectual property represents licenses to use, modify and prepare derivative works of licensors’ source material. Licenses may be subject to annual and usage fees. The terms of the licenses continue indefinitely unless breached by the terms of the agreements. As at December 31, 2008 and December 31, 2007, the Company had three licensing agreements, which it entered into between April 2002 and July 2002. These licenses are non-transferable, non-sub licensable and royalty free. The Company must pay annual support and maintenance fees to the licensors to maintain the terms of the agreements. These licenses give the Company the right to incorporate licensor software into the Company’s internally-developed software and the products it is developing.

Annual support and maintenance fees are expensed as they become due. For 2008 and 2007, the Company is in breach of payment of its annual support and maintenance fees, and in default of such fee payment, the licensors may not maintain the terms of the agreements.

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

7.	DEFERRED CHARGES

The Company’s subsidiary Aspire Guangxi executed a distribution and management agreement with the owner of a manganese ore mine in China. To facilitate access to the mine, the Company incurred a cost of $77,358 during the year ended December 31, 2008 which represented payments made to the property owners in the outskirts of the mining property to facilitate access to the mining property. This cost is being amortized over the period of the agreement.

Deferred charges	$77,358
Accumulated amortization	$(7,244)

Balance as of December 31, 2008	$70,144

8.	ADVANCES TO A NON RELATED PARTY

The Company’s subsidiary Aspire Guangxi executed a manganese ore mining distribution and management agreement in China with the mine owner and a management company. From the proceeds of the mining operation, Aspire Guangxi is required to distribute 30% to the management company who is responsible to incur all operating expenses. As at December 31, 2008, Aspire Guangxi has a receivable of $517,121 from the management company.

9.	LOAN FROM SHAREHOLDERS

The loan from the shareholders, excluding a loan of $90,000, is unsecured, non-interest bearing, with no specific terms of repayment. The shareholders loan of $90,000 is unsecured, bears interest at 2% per month with no specific terms of repayment. The Company calculated the fair value of interest on the interest free loans from shareholders at the rate of 5% (2007 – 7%) per annum and recorded it as a component of additional paid in capital. The Company has accrued interest of $21,600 (2007 - $21,600) as interest on loan to one director for the year. Further, the Company expensed interest of $27,596 (2007 – 36,513) calculated at 5% (2007 – 7%) per annum on the interest free loans provided by the Company’s directors and shareholders and recorded this as a component of additional paid in capital.

10.	BANK INDEBTEDNESS

The Company has overdraft protection available up to a maximum of $8,210. (2007 - $10,080)

11.	CAPITAL STOCK

a)	Authorized

5,000,000 non-voting Preferred shares with a par value of $0.001 per share 150,000,000 Common shares with a par value of $0.001 per share

b)	Issued

12,192,752 Common shares (5,584,905 in 2007)

c)	Changes to Issued Share Capital

                Year ended December 31, 2007

          On January 17, 2007 a total of $86,385 of the convertible term notes were converted into common stock. The conversions resulted in the issue of 87,390 common shares.

The Company issued 305,000 common shares to five consultants valued at $305,000, being consulting fee for services accrued as of December 31, 2006.

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

On May 24, 2007 the Company authorized the issuance of 120,000 common shares to one consultant for management of its office in Taiwan.

11.	CAPITAL STOCK –Cont’d

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

Three month period ended June 30, 2008

On May 26, 2008 the Company issued 1,333,332 common shares valued at $600,000 in lieu of security for $600,000 (RMB 4.2 million) to Liao, Dong Shang (mine owner) in accordance with the Management Agreement with Liuzhou Yi Sheng Da Trading Co., Ltd. (“Liuzhou”), dated May 26, 2008, the management of the Manganese Ore at Guangxi Fong Sheng has been assigned to the Company for a period of ten years, commencing on June 1, 2008 and terminating on May 31, 2018.

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

Three month period ended December 31, 2008

The Company issued 250,000 restricted common shares to a consultant for services to be provided over 6 months at a price of $0.44 per share for total consideration of $110,000. The shares will be amortized over 6 months. The Company expensed $36,667 for the year ended December 31, 2008.

The Company issued 400,000 restricted common shares to a consultant for services to be provided over 6 months at a price of $0.44 per share for total consideration of $176,000. The shares will be amortized over 6 months. The Company expensed $88,000 for the year ended December 31, 2008.

11.	CAPITAL STOCK –Cont’d

The Company issued 40,000 shares to a private investor as part of a private placement for cash at $0.25 per common share for total consideration of $10,000.

The Company issued 39,188 shares to a private investor as part of a private placement for cash at $0.45 per share as per an agreement as of May 25, 2008 for total consideration of $17,634

The Company’s wholly owned subsidiary Aspire GuangXi Inc. signed a proposed funding agreement with a private investor to obtain secured financing of $1.2 million. On November 3, 2008 the Company issued 2,000,000 common shares and kept them in custody to be provided to the investor as collateral on conclusion of the financing. The financing did not materialize and the Company subsequently cancelled the shares on March 5, 2009.

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

The activity of the Plan is as follows:

	Shares Subject to Options	Weighted Average Option Prices

Outstanding at December 31, 2006	197,620	5.50
Granted	—	—
Exercised	—	—
Expired	(45,416)	6.50
Cancelled	—	—

Outstanding at December 31, 2007	152,204	5.07
Granted	—	—
Exercised	—	—
Expired	—	—
Cancelled	—	—

Outstanding at December 31, 2008	152,204	5.07
Exercisable at December 31, 2008	134,204	5.10
Exercisable at December 31, 2007	98,204	5.13

11.	CAPITAL STOCK –Cont’d

No stock options were granted in 2007 or 2008. As at December 31, 2008, there were 134,204 (98,204 at December 31, 2007) exercisable options at a weighted average exercise price of $5.10 ($5.13 as at December 31, 2007).

As of December 31, 2008, there was $106,640 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the year ended December 31, 2008 was $213,280 (2007: $213,280).

Number of options	Expiry date

8,204	December 14, 2014.
144,000	July 2, 2015

At December 31, 2008, the weighted average contractual term of the total outstanding, and the total exercisable options were as follows:

Weighted-Average Remaining Contractual Term

Total outstanding options	6.5 years
Total exercisable options	6.5 years

e)	Purchase Warrants

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

	Number of Warrants Granted	Exercise Prices	Expiry Date

Outstanding at December 31, 2006 and average exercise price	313,333	$32.75
Granted	30,000	$1.50	March 14, 2009
Expired	(88,000)	$21.31

Outstanding at December 31, 2007 and average exercise price	255,333	$33.11
Granted
Expired	(225,333)	$33.11

Exercisable at December 31, 2008 and average exercise price	30,000	$1.50

f)	Common Stock Subscribed

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

12.	INCOME TAXES

	a)	Deferred Income Taxes

The Company has deferred income tax assets as follows:

	2008 $	2007 $

Net operating loss carried forward	13,360,571	15,858,925
Deferred Income tax on loss carried forward	4,342,185	5,471,329
Valuation allowance for deferred income tax assets	(4,342,185)	(5,471,329)

Deferred income taxes	—	—

Reconciliation between the statutory federal income tax rate and the effective income tax rate of income tax expense for the period ended December 31, 2008 and 2007 is as follows:

	2008	2007
Statutory Federal income tax rate	32.5%	34.5%
Valuation allowance	(32.5%)	(34.5%)

The Company has determined that realization of a deferred tax asset is not likely and therefore a valuation allowance has been recorded against this deferred income tax asset.

b)	Current Income Taxes

As of December 31, 2008 the Company has non-capital losses of approximately $13,360,571 available to offset future taxable incomes which expire as follows:

2009	$955,921
2010	$32,053
2014	$2,430,779
2015	$3,713,766
2026	$2,064,198
2027	$2,553,154
2028	$1,610,700

13.	COMMITMENTS AND CONTINGENCIES

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

On May 26, 2008, Perfisans Networks Corporation (“Perfisans”), a wholly-owned subsidiary of Aspire International Inc. (the “Company”) entered into a Management Agreement with Liuzhou Yi Sheng Da Trading Co., Ltd. (“Liuzhou”), dated May 26, 2008, whereby the parties agreed that the management of the Manganese Ore at Guangxi Fong Sheng shall be assigned to the Company for a period of ten years, commencing on June 1, 2008 and terminating on May 31, 2018. The Company will be paid a management fee of 30% of the total sales revenue of the Ore.

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

On May 26, 2008, Perfisans entered into a Distribution and Management Agreement with mine owner, Liao Dong Shang (“Liao”), and Management Company, Mo Xiong (“Mo Xiong”), dated May 26, 2008, whereby Liao as owner of the GuangXi Province 21.3Sq. Km Manganese ore and with mining rights to such ore, has agreed to use the 49% of the profit of sales from the Manganese mine in exchange for shares of the Company. The parties agreed to contract Mo Xiong to oversee all production of the Manganese ore. In addition,

The Company leases premises in Canada under an operating lease with a three years term expiring on May 31, 2010. Minimum lease commitments exclusive of insurance and other occupancy charges under the lease at December 31, 2008 were:

2009	$9,362
2010	$3,900

$13,262

The Company’s subsidiary Aspire Guangxi executed a distribution and management agreement with the owner of a manganese ore mine in China. To facilitate access to the mine, the Company has committed payments to the property owners in the outskirts of the mining property to facilitate access to the mining property. The Company is committed to the following payments:

2009	$0
2010	$0
2011	$3,645
2012	$13,804
2013 and thereafter	$105,307

The company has also committed to pay between $2.50 and $3.00 for any trees greater than 10cm in diameter that are cut down in developing the mine site and related infrastructure.

14.	LOANS FROM NON-RELATED PARTY

The Company’s subsidiary Mega Bond Group (Hong Kong) Limited obtained a loan of US $73,891 (CAD $90,000) on June 5, 2008 which is repayable in 12 months and carries a rate of interest of 18% payable semi annually.

The Company obtained a loan of $130,645 (CAD $162,000) on November 26, 2008 which is interest free and repayable on demand.

15.	SEGMENT DISCLOSURES

          Revenue and assets by geographic regions and business segment

2008	Canada (Electronic sales)	China (Mine Management)	HongKong (Import/Export)
Revenue	1,150	—	169,795
Depreciation	1,848	22,707	—
Property and Equipment (net)	4,455	657,114	—

2007
Revenue	15,590	—	—
Depreciation	2,550	—	—
Property and Equipment (net)	7,472	—	—

16.	MANAGEMENT SALARIES

Management salaries of $400,000 ($811,338 in 2007) have been expensed in the consolidated statements of operations. Management salaries of $400,000 (have been included in accounts payable and accrued liabilities. In the year 2007, the Company authorized the issuance of 240,000 common shares each to two directors as bonus. The Company expensed an additional $420,000 relating to the issue of bonus shares as management salaries in 2007. No bonus was authorized for the year ended December 31 2008.

17.	PROMISSORY NOTE PAYABLE

Promissory note in the amount of $1,429,232 ($1,291,265 in 2007) bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management is in default of the payment on maturity and is currently in discussions with the lender to revise the terms. The new terms have not been finalized or agreed to by either side.

18	DEFERRED STOCK COMPENSATION

The Company issued 250,000 and 400,000 common shares respectively to two consultants for a total of 650,000 common shares valued at $286,000. The Company expensed proportionate consulting expenses of $124,667 and the balance of $161,333 is reflected as a deferred stock compensation expense under shareholders’ equity in the balance sheet.

19.	LETTER OF INTENT

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 30, 2004, we filed an amendment to the Current Report on Form 8-K/A filed on January 5, 2004 regarding our acquisition of Perfisans Networks Corporation in which we also disclosed that we dismissed Dohan & Company (“Dohan”), our former independent auditor, in connection with the acquisition.

The Form 8-K/A also reported that we retained Schwarzt Levitsky Feldman in lieu of Dohan as a result of the determination we made that it would be in our best interest to maintain our relationship with the independent auditor for the Company.

There were no changes or disagreements with Dohan reportable pursuant to this Item 8 of our annual report of Form 10-K, though Dohan’s report on our financial statements for the fiscal year ended December 31, 2002, did include an opinion expressing its substantial doubt as to our ability to continue as a going concern. The 8-K/A reporting the dismissal of Dohan is incorporated herein by reference.

On April 1, 2009, the Board of Directors received the resignation of Schwartz Levitsky Feldman, LLP as the Company’s independent registered public accounting firm. On April 9, 2009 we filed a Current Report on Form 8-K in which we disclosed the resignation.

None of SLF’s reports on the Company’s financial statements from December 31, 2003 until April 1, 2009, (a) contained an adverse opinion or disclaimer of opinion, or (b) was modified as to uncertainty, audit scope, or accounting principles, or (c) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of SLF, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv) of Regulation S-K occurred during the period in which SLF served as the Company’s independent registered public accounting firm.

However, the report of SLF, dated April 10, 2008, on our consolidated financial statements as of and for the year ended December 31, 2007 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern as we had suffered recurring operating losses, stockholders’ deficiency, working capital deficiency, non renewal of intellectual property licenses, adverse key ratios and delay in conversion of convertible debt.

On April 7, 2009, the Board of Directors of the Company approved the engagement of DNTW Chartered Accountants, LLP (“DNTW”) to serve as the Company’s independent registered public accounting firm for the Company’s fiscal year ended December 31, 2008.

ITEM 9A(T) CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Based on an evaluation as of the date of the end of the period covered by this Form 10-K, our Chief Executive Officer and Principal Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(e). As set forth below, due to the Company’s lack of employees it does not have the necessary segregation of duties.

The Certifying Officers have also indicated that, except as set forth above, there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company only employs two executive officers, one of which is a director, segregation of duties is not possible at this stage in the corporate lifecycle.

Based on its assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is not effective based on those criteria as of December 31, 2008 due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of the preparation of our December 31, 2008 financial statements, we identified certain material weaknesses relating to our internal controls and procedures within the areas of accounting for equity transactions, document control, account analysis and reconciliation. Some of these internal control deficiencies may also constitute deficiencies in our disclosure controls.

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

ITEM 9(B). OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, & CORPORATE GOVERNANCE

NAME	AGE	POSITION
Bok Wong	45	CEO, President, Principle Accounting Officer & Chairman
To-Hon Lam	49	Director
Eric Wang	42	Director

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

This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. As a consequence of this provision, our stockholders will be unable to recover monetary damages against directors or officers for action taken by them that may constitute negligence or gross negligence in performance of their duties unless such conduct falls within one of the foregoing exceptions. The provision, however, does not alter the applicable standards governing a director’s or officer’s fiduciary duty and does not eliminate or limit our right or the right of any stockholder to obtain an injunction or any other type of non-monetary relief in the event of a breach of fiduciary duty.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under the securities laws of the United States, our directors, our executive (and certain other) officers, and any persons holding ten percent or more of our shares of common stock must report on their ownership of our shares of common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2008, based solely on a review of filings made with the SEC, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, certain information concerning the compensation of our Chief Executive Officer and each other most highly compensated executive officers of our company whose aggregate compensation exceeded $100,000 during the years ended December 31, 2007, 2006, and 2005.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION COMPENSATION	YEAR	SALARY	BONUS(3)	OTHER ANNUAL COMPENSATION	SECURITIES UNDERLYING OPTIONS /SARS (#)	LTIP PAYOUTS	ALL OTHER COMPEN- SATION
BOK WONG
Chairman,
President,CEO	2008	200,000
and Treasurer(1)	2007	200,000	210,000	0	0	0	0
	2006	200,000	0	0	0	0	0
	2005	200,000	0	0	0	0	0

TO-HON LAM	2008	200,000	210,000
Director (2)	2007	200,000	0	0	0	0	0
	2006	200,000	0	0	0	0	0
	2005	200,000	0	0	0	0	0

(1)	Mr. Wong became the Chairman, President, CEO and Treasurer of the Company effective November 8, 2006.

(2)	Mr. Lam resigned as the Chairman, President, CEO and Treasurer of the Company effective November 8, 2006.

(3)	In 2007, the Company issued 480,000 shares for total consideration of $420,000 to two directors as a bonus.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

NAME AND PRINCIPAL POSITION	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED	# OF SHARES UNDERLYING OPTIONS AT YEAR END
BOK WONG
Chairman, President
and CEO			40,000

TO-HON LAM
Director			40,000

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

There was no option granted in the fiscal year of 2008.

EMPLOYMENT AGREEMENTS

Each of Bok Wong, President and Chief Executive Officer and To-Hon Lam, has entered into employment agreements with us. Such agreements became effective upon the effectiveness of the registration statement the first draft of which was filed on February 12, 2004.

Mr. Wong’s employment agreement has an initial term of two years with subsequent one-year renewal periods. His employment agreement may be terminated by us for cause or upon his death or disability. In the event of Mr. Wong’s disability, termination of his employment agreement by us following a change in control or termination of his employment agreement by him for good reason, Mr. Wong is entitled to receive (i) the unpaid amount of his base salary earned through the date of termination; (ii) any bonus compensation earned but not yet paid; and(iii) a severance payment equal to one (1) year of his then current salary. In addition, Mr. Wong will be immediately vested in any options, warrants, retirement plan or agreements then in effect. Good reason means (i) a material change of Mr. Wong’s duties, (ii) a material breach by us under the employment agreement, or (iii) a termination of Mr. Wong’s employment in connection with a change in control.

As used in Mr. Wong’s employment agreement, “change in control” means (1) our merger or consolidation with another entity where the members of our Board, do not, immediately after the merger or consolidation, constitute a majority of the Board of Directors of the entity issuing cash or securities in the merger or consolidation immediately prior to the merger or consolidation, or (2) the sale or other disposition of all or substantially all of our assets.

In the event of termination for cause, all of Mr. Wong’s unexercised warrants and options, whether or not vested, will be canceled, and Mr. Wong will not be eligible for severance payments. In the event of voluntary termination, all of Mr. Wong’s unbelted warrants and options will be canceled and he will have three(3) months from the date of termination to exercise his rights with respect to the unexercised but vested options. He will not be eligible for severance payments.

Mr. Wong’s employment agreement provides for an annual salary of $200,000 per year. Mr. Lam has an identical employment agreement to that of Mr. Wong.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of December 31, 2008, our authorized capitalization consisted of 150,000,000 shares of common stock, par value $.001 per share. As of March 31, 2009, there were 12,257,752 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the shareholder.

The following table sets forth, as of December 31, 2008, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

NAME OF BENEFICIAL OWNER (1)	NUMBER OF SHARES BENEFICIALLY OWNED(2)	PERCENTAGE OF BENEFICIALLY OWNED(3)

Million Financial Corporation	2,920,043	23.82%
General Resources Co.	460,000	3.75%
Bok Wong	200,000	1.63%
To-Hon Lam	200,000	1.63%
Directors and officers as a group	860,000	7.02%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently have a balance of $335,209.11 owed to General Resources Company, a company whose chairman is Chris Chen. We intend to repay such loans out of proceeds from future additional funding raised by the sale of our common stock.

We received a loan from director of $90,000 during 2005.

Other than the foregoing, there have been no transactions between our company and any of our officers, directors, 10% shareholders or any other affiliates required to be reported hereunder.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

Aggregate fees billed to our company by our previous principal accountant Schewartz Levitsky Feldman llp for the fiscal year ended December 31, 2007 and December 31, 2008 are as follows:

	2008	2007

Audit-Related Fees	$4,700-10QSB 3/31/07	$4,500-10QSB 3/31/06
	$5,000-10QSB 6/30/07	$5,100-10QSB 6/30/06
	$17,500-10QSB 9/30/07	$4,000-10QSB 9/30/06
		$25,000–10KSB 12/31/06

All Other Fees		$1,000
Total	$27,200	$38,600

We do not have an audit committee. Since our management recently changed as a result of the acquisition of Perfisans Networks, we were not able to identify and appoint a suitable nominee in time for this annual report. Our management is currently diligently pursuing such a candidate and will appoint an audit committee promptly.

Figures may not add up due to rounding of percentages.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Exhibits

3.1.1	Articles of Incorporation (1)

3.1.2	Amendment to the Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Acquisition Agreement by and between Perfisans Holdings, Inc. and Perfisans Networks Corporation (1)

10.2	Stock Purchase Agreement by and between the Registrant and SBI Brightline Consulting, LLC. dated February 12, 2004 (1)

10.3	Stock Purchase Agreement by and between the Registrant and Trilogy Capital Partners, Inc. dated February 12, 2004 (1)

10.4	Amendments to Stock Purchase Agreement by and between the Registrant, SBI Brightline, LLC and Trilogy Capital Partners, Inc. both dated June 25, 2004 (1)

10.5	Services Agreement by and between the Registrant and Trilogy Capital Partners, Inc. (1)

10.6	Employment Agreement with To-Hon Lam(1)

10.7	Employment Agreement with Bok Wong(1)

10.8	Stock Purchase Agreement by and between the Registrant and Alfred Morgan Corporation (1)

14	Code of Ethics (1)

21	Subsidiaries of the registrant (1)

23.1	Consent of DNTW Chartered Accountants, LLP

23.2	Consent of Schwartz Levitsky Feldman llp (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification. (2)

32.1	Certification by the Chief Executive Officer & Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements. (2)*

(1)	Previously filed.

(2)	Filed herewith.

*  The Exhibit attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K.

There were no reports filed on Form 8-K during the last quarterly period covered by this report.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFISANS HOLDINGS, INC.

DATE: May 4, 2009

By:	/s/ BokWong

CEO, Principal Accounting Officer and Chairman of the Board

          In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Bok Wong	CEO, Principal Accounting Officer and Chairman of the Board	May 4, 2009

To-Hon Lam	Director	May 4, 2009

Eric Wang	Director	May 4, 2009

INDEX TO EXHIBITS

EXHIBIT NO.  DESCRIPTION OF EXHIBITS

(a)  Exhibits

3.1.1	Articles of Incorporation (1)

3.1.2	Amendment to the Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Acquisition Agreement by and between Perfisans Holdings, Inc. and Perfisans Networks Corporation (1)

10.2	Stock Purchase Agreement by and between the Registrant and SBI Brightline Consulting, LLC. dated February 12, 2004 (1)

10.3	Stock Purchase Agreement by and between the Registrant and Trilogy Capital Partners, Inc. dated February 12, 2004 (1)

10.4	Amendments to Stock Purchase Agreement by and between the Registrant, SBI Brightline, LLC and Trilogy Capital Partners, Inc. both dated June 25, 2004 (1)

10.5	Services Agreement by and between the Registrant and Trilogy Capital Partners, Inc. (1)

10.6	Employment Agreement with To-Hon Lam(1)

10.7	Employment Agreement with Bok Wong(1)

10.8	Stock Purchase Agreement by and between the Registrant and Alfred Morgan Corporation (1)

14	Code of Ethics (1)

21	Subsidiaries of the registrant (1)

23.1	Consent of DNTW Chartered Accountants, LLP

23.2	Consent of Schwartz Levitsky Feldman llp

31.1 Certification of Bok Wong,pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Bok Wong,pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed.

(2)	Filed herewith.

*  The Exhibit attached to this Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.