Form 10-Q
period 2009-03-31
ASPIRE INTERNATIONAL, INC.
filed 2010-12-21
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q
_________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended March 31, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from ____________ to ____________

Commission File No. 000-27773

ASPIRE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	91-1869317
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes ☐      No ☒

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
Yes ☐      No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

18,819,419 issued and outstanding as of December 17, 2010.

ASPIRE INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS AT

	March 31	December 31
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,606	$24,227
Prepayments and other receivables	9,707	31,799
Advances receivable	517,474	517,121
Total Current Assets	544,787	573,147

Capital and Other Assets:
Deferred charges	66,219	70,114
Property and equipment, net	553,674	661,569
Intellectual property	1	1
Total Capital and Other Assets	619,894	731,684

Total Assets	$1,164,681	$1,304,831
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$3,720,900	$3,645,243
Customer advances	746,703	746,194
Promissory note payable	1,557,863	1,429,232
Advances from shareholders	695,813	657,255
Loans payable	217,168	210,769
Total Current Liabilities	6,938,447	6,688,693

Stockholders’ Deficit:
Preferred stock, 5,000,000 non-voting, par value of $0.001 per share, Nil issued and outstanding	-	-
Common stock, 150,000,000, par value of $0.001 per share, 12,192,752 issued and outstanding	12,192	12,192
Additional paid-in capital	17,571,739	17,518,419
Stock subscriptions receivable	(600,000)	(600,000)
Deferred stock compensation	(18,333)	(161,333)
Accumulated other comprehensive loss	(150,246)	(152,638)
Accumulated deficit	(22,589,118)	(22,000,502)
Total Stockholders' Deficit	(5,773,766)	(5,383,862)

Total Liabilities and Stockholders' Deficit	$1,164,681	$1,304,831

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)
	2009	2008

Sales	$71,169	$1,227
Cost of Sales	63,198	-
Gross Profit	7,971	1,227

Operating Expenses:
General and administrative	223,722	93,275
Interest	134,954	120,275
Management salaries	100,000	102,250
Depreciation	29,924	493
Total Operating Expenses	488,600	316,293

Net Loss from Operations	(480,629)	(315,066)
Writedown of assets	(107,987)	-
Net Loss before Income Taxes	(588,616)	(315,066)
Income taxes	-	-
Net Loss	$(588,616)	$(315,066)

Other Comprehensive Income:
Foreign currency translation	2,392	54,408
Comprehensive Loss	$(586,224)	$(260,658)

Net Loss per Common Share	$(0.05)	$(0.06)

Weighted Average Number of Shares Outstanding – Basic and Diluted	12,192,752	5,597,429

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
Cash Flows From Operating Activities
Net loss	$(588,616)	$(315,066)
Items not requiring and outlay of cash:
Depreciation	29,924	493
Writedown of assets	107,987	-
Stock-based compensation	196,320	53,320
Interest accrued on loans	128,631	120,275
Changes in operating assets and liabilities:
Prepayments and other receivables	(3,476)	47,744
Accounts payable and accrued liabilities	75,656	81,535
Net Cash Used In Operating Activities	(53,574)	(11,699)

Cash Flows From Financing Activities
Proceeds on advances from shareholders	38,558	260
Net Cash Provided By Financing Activities	38,558	260

Effect of foreign currency translation	8,395	452

Net decrease in cash	(6,621)	(10,987)

Cash - beginning of period	24,227	25,204

Cash - end of period	$17,606	$14,217

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

1.    NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Aspire International, Inc. (Formerly Perfisans Holdings, Inc.) and its wholly-owned subsidiaries, Perfisans Networks Corporation and Mega Bond Group (Hong Kong) Limited (“Mega Bond”). Perfisans Networks Corporation includes the accounts of its wholly-owned subsidiaries, Perfisans Networks (Taiwan) Corporation and Aspire (GuangXi) Inc. All material inter-company balances and transactions have been eliminated. The Company has funded its operations to date mainly through the issuance of shares.

Mega Bond business activity involved the sale of electronic components up to the end of March 31, 2009.  Mega Bond ceased business operations in the second quarter of 2009.  It is management intention to close the Mega Bond office in fiscal 2011.

We have ceased business operations at our Taiwan branch, Perfisans Networks (Taiwan) Corporation effective the second quarter of 2009.  It is management intention to close the Taiwan branch in fiscal 2011.

2.    BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended 31 March 2009 are not necessarily indicative of the results that may be expected for the year ending 31 December 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 December 2008.

3.    GOING CONCERN

Certain principal conditions and events are prevalent which indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. These include:

1)	Recurring operating losses
2)	Stockholders’ deficiency
3)	Working capital deficiency
4)	Adverse key financial ratios

The continuation of the Company as a going concern is dependent upon its ability to raise additional financing and ultimately attain and maintain profitable operations from commercialization of its intellectual property.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued ASC No. 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Under ASC No. 105 the FASB Accounting Standards Codification ("Codification") will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC No. 105 is effective for financial statements issued for interim and annual periods ending after 15 September 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company has implemented the Codification in the financial statements by providing references to the ASC topics.

In July 2009, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") issued ASC No. 470 Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance. The provisions of ASC No. 470, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. ASC No. 470 is effective for fiscal years that beginning on or after 15 December 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after 15 December 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to 15 December 2009, but for which the entity has not reached a final settlement as of 15 December 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after 15 June 2009. The Company does not expect the provisions of ASC No. 470 to have a material effect on the financial statements of the Company.

In October 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13 which impacts ASC No 605 Revenue Recognition for Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after 15 June 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets, which amends the derecognition guidance in ASC No. 860, to eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. ASU 2009-16 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after 15 November 2009. The Company does not expect the provisions of ASU 2009-16 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-01, Equity: Accounting for Distributions to Shareholders with Components of Stock and Cash. This amendment to ASC No. 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying ASC No. 505 and 260. Effective for interim and annual periods ending on or after 15 December 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-02, Consolidation: Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to ASC No. 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of ASC No. 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts ASC No. 810-10. For those entities that have already adopted ASC No. 810, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after 15 December 2009. The amendments should be applied retrospectively to the first period that an entity adopted ASC No. 810. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after 15 December  2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after 15 December 2010 and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. The Company has determined that adoption of the updated guidance will not have an impact on the Company‘s financial statements.

In February 2010, the FASB issued ASU 2010-09 to remove the requirement  in ASC No. 855 Subsequent Events to disclose the date through which subsequent events were evaluated. Adoption of the updated guidance is not expected to have a material impact on the Company‘s consolidated results of operations or financial condition.

In March 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-11, Derivative and Hedging (Topic 815). All entities that enter into contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another will be affected by the amendments in this Update because the amendments clarify that the embedded credit derivative scope exception in paragraph 815-15-15-8 through 15-9 does not apply to such contracts. ASU 2010-11 is effective at the beginning of the reporting entity's first fiscal quarter beginning after June 15, 2010. The adoption of this update did not have any material impact on the Company's financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation - Stock Compensation (Topic 718). This Update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this update did not have any material impact on the Company's financial statements.

In April 2010, the FASB issued ASU 2010-17 Revenue Recognition: Milestone Method. This update provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The adoption of this update did not have any material impact on the Company's financial statements.

In July 2010, the FASB issued ASU 2010-20 relating to the disclosure of the credit quality of financing receivables and the allowance for credit losses. The objective of the amendments in this Update is for an entity to provide disclosures that facilitate financial statement users' evaluation of the following: 1. The nature of credit risk inherent in the entity's portfolio of financing receivables. 2. How that risk is analyzed and assessed in arriving at the allowance for credit losses. 3. The changes and reasons for those changes in the allowance for credit losses. To achieve this objective, an entity should provide disclosures on a disaggregated basis, which requires a portfolio segment defining the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and classes of financing receivables which are disaggregations of portfolio segments. the disclosures  are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in this Update encourage, but do not require, comparative disclosures for earlier periods that ended before initial adoption.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

5.    ADVANCES RECEIVABLE

The Company’s subsidiary Aspire GuangXi executed a manganese ore mining distribution and management agreement in China with the mine owner and a management company. From the proceeds of the mining operation, Aspire GuangXi is required to distribute 30% to the management company who is responsible to incur all operating expenses. As at March 31, 2009, Aspire GuangXi has a receivable of $517,474, as a result of paying for certain expenses on behalf of the management company and to enable it to commence mining operations. Once the mine commences operations the Company is expected to receive repayment of these advances.

6.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2009	December 31, 2008
Accounts payable	$276,685	352,269
Accrued liabilities – management salaries	1,899,000	1,799,000
Accrued liabilities – payroll	332,148	303,770
Accrued liabilities – interest	249,933	241,219
Accrued liabilities – consulting	194,424	504,424
Accrued liabilities – professional	39,168	54,333
Accrued liabilities – others	729,542	390,228
Total	$3,720,900	3,645,243

7.    COMMITMENTS AND CONTINGENCIES

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

On May 26, 2008, Perfisans Networks Corporation (“Perfisans”), a wholly-owned subsidiary of Aspire International Inc. (the “Company”) entered into a Management Agreement with Liuzhou Yi Sheng Da Trading Co., Ltd. (“Liuzhou”), dated May 26, 2008, whereby the parties agreed that the management of the Manganese Ore at Guangxi Fong Sheng shall be assigned to the Company for a period of ten years, commencing on June 1, 2008 and terminating on May 31, 2018. The Company will be paid a management fee of 21% of the total sales revenue of the Ore.

The Company leases premises in Canada under an operating lease with a three years term expiring on May
31, 2010. Minimum lease commitments exclusive of insurance and other occupancy charges under the lease at
December 31, 2008 were:

2009 (nine months)	$7,022
2010	3,900
Total	$10,922

The Company’s subsidiary Aspire Guangxi executed a distribution and management agreement with the owner of a manganese ore mine in China. To facilitate access to the mine, the Company has committed payments to the property owners in the outskirts of the mining property to facilitate access to the mining property. The Company is committed to the following payments:

2009 (nine months)	$-
2010	-
2011	3,645
2012	13,804
2013 and thereafter	105,307
Total	$122,756

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our consolidated financial statements at the notes thereto appearing elsewhere in this quarterly report, and in conjunction with the Management’s Discussion and Analysis set forth in our annual report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words “believes,” “anticipates,” “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.  Given these uncertainties, readers of this prospectus and investors are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operations

Overview

Aspire International Inc. is a U.S. company, incorporated in October 14, 1997 in the state of Maryland. Currently, it has a general business strategy to acquire and develop mining properties. We are currently focused on developing the Manganese mining located in GuangXi China through our wholly owned foreign entity Aspire GuangXi Inc. in China. We are also conducting further studies on our Iron mining site in Cambodia. Currently, we are raising funds to improve the production equipment in our GuangXi Manganese mining site and raising capital for general operating and administrative expenses. At the same time, we are searching for high quality gold, silver and other mining properties to acquire.

During the next twenty-four months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

1.	Continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s mining operations.

2.
Raise enough funding to purchase additional mining equipment and complete the equipment construction in progress on our GuangXi mining site.  This will allow us to resume and increase the production capacity of Manganese Ore.

3.	Perform a geological assessment of our Cambodia site to determine the mineral contents and reserves available.

4.	Search for and identify gold and silver mining properties for acquisition.

As the we continue to focus in the resource and mining business, we plan to spin-off or permanently close the technology part of our business. Consequently, we have ceased business operations at our Taiwan branch, Perfisans Networks (Taiwan) Corporation  and Hong Kong subsidiary, Mega Bond (Hong Kong) Limited effective the second quarter of 2009.

On August 18, 2008, through our subsidiary, a wholly owned foreign enterprise operation Aspire GuangXi Inc. (“Aspire GuangXi”) in GuangXi, China, we signed a management contract with Mr. Dong Shang Liao (Party A) to acquire a 70% mining interest, subject to our fulfillment of the terms of the agreements, in a mining concession in southeastern GuangXi Province, People’s Republic of China. According to the terms of the agreement, we were to raise an aggregate amount of $25 million and up to US$100 million for the equipment to expand the mining production and the mining modification preparation of the inner layers of the mining site. Fundraising will be based on share exchange, warrant or direct loan from banks. After we are successful in raising a minimum of $25 million or revenues of the mine reach a cumulative total of US$90 million, whichever occurs first, Party A and Aspire GuangXi will form a new China and Foreign Joint Venture Company (“JV”). The right of the mine owned by Party A will be transferred to the JV. Party A will own 30% of the JV and Aspire GuangXi will own 70%. We plan to raise the required US$25 million in the 2011 year.

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

Liquidity and Capital Resources

We are still in the process of developing and implementing our plan of operations and raising additional capital. As such, management is taking action to obtain additional funding.

At March 31, 2009, we had an accumulated deficit of $22,589,118 and negative working capital of $6,393,660. For the three months ended March 31, 2009, net cash used in operating activities amounted to $53,574, as compared to $11,699 for the three months ended March 31, 2008.

In March 2004, we borrowed $250,000 from an unaffiliated lender. The loan bears interest at 2% per month and is payable on July 3, 2004 or upon our receipt of at least $4,000,000 of proceeds from the sale of stock. In October 30, 2004 we increased the borrowed amount from the same lender to $392,208 which bears an interest at 3% per month. The total amount of the loan with principal and interest was $1,557,863 as at March 31, 2009. We are currently in the process of extending the loan period. We intend to repay such loans out of proceeds from future additional funding raised by sale of stock.

At March 31, 2009, we had no material commitments for capital expenditures other than for those expenditures incurred for the mining operations. Additional capital will be required in excess of our liquidity, requiring us to raise additional capital through an equity offering or secured or unsecured debt financing. The availability of additional capital resources will depend on prevailing market conditions, interest rates, and our existing financial position and results of operations.

We estimate that we will require approximately $10,000,000 in cash to fund our activities until revenues are sufficient to cover costs, which we will obtain principally through the sale of shares. We have no commitment from any person to acquire all or any of such securities or to provide funding through any other mechanism. We expect that additional capital will be required if we are unable to generate sufficient revenues from commercialization of our mining operations within the next 18 months.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

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

Our significant accounting policies are summarized in Note 3 of our annual financial statements filed on Form 10-K on May 4, 2009.  While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be a valuation risk. All assets are valued at fair value as determined in good faith by or under the direction of the Board of Directors (which is based, in part, on quoted market prices). Market prices of common equity securities in general, are subject to fluctuations which could cause the amount to be realized upon sale to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of the Company’s portfolio companies, the relative prices of alternative investments, general market conditions and supply and demand imbalances for a particular security.

Neither the Company’s investments nor an investment in the Company is intended to constitute a balanced investment program. The Company will be subject to exposure in the public market pricing and the risks inherent therein.

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

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the normal course of business, the Company is, and in the future may be, subject to various disputes, claims, lawsuits, and administrative proceedings arising in the ordinary course of business with respect to commercial, employment and other matters, which could involve substantial amounts of damages. In the opinion of management, any liability related to any such known proceedings would have a material adverse effect on the business or financial condition of the Company.  Additionally, from time to time, we may pursue litigation against third parties to enforce or protect our rights under our contracts, trademarks, trade secrets and our intellectual property rights generally.  At the present time, the Company is not the subject of any lawsuits or claims.

ITEM 1A    RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     REMOVED & RESERVED

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

Date: December 20, 2010	Aspire International, Inc.
	By:	/s/ Bok Wong
Name: Bok Wong
Title: Chief Executive Officer and
Chief Financial Officer