Form 10-K/A
period 2008-12-31
ASPIRE INTERNATIONAL, INC.
filed 2011-03-18
CIK 1049861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K Amendment No. 1

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

Large accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☐	Smaller Reporting Company ☑

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

Contractual obligations as of December 31, 2008 are as follows:

PAYMENTS DUE BY END OF PERIOD

Contractual Obligations	Total	Less than 1 year	After 1-3 years	3-5 years	Thereafter
Building leases	$17,254	$11,503	$5,751	$—	$—
Equipment leases	—	—	—	—	—
Land use payments	122,756	—	3,645	45,811	73,300
Promissory note	1,429,232	1,429,232	—	—	—
Total	$1,569,242	$1,440,735	$9,396	$45,811	$73,300

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations.

This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2009 . The Company has not yet determined the impact, if any, that SFAS 141(R) will have on Company’s results of operations or its financial condition.

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

REVENUE RECOGNITION

Mega Bond – This subsidiary’s primary business operations involve sourcing electronic components for importing into China. Its policy is to recognize revenue earned on a gross vs net basis in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” whereby it evaluates inventory and credit risk and whether there is a transfer of the risks and rewards of ownership. As a result of the fact that the Company takes possession of the goods prior to import, the Company records revenue on a gross basis. At this time, persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed, and collectibility is reasonably assured. The impact on Operating Income is the same whether the Company records revenue on a gross or net basis.

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

FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO DECEMBER 31, 2007

We have reported total revenue of $170,954 (prior year $15,590) with a gross profit of $12,525 (prior year gross profit $15,590) for the year ended December 31, 2008.  The increase in revenue is due to company’s change in the sources of revenue.  In 2007 the revenue was primarily received from the sale of electronics, whereas in 2008 the company began to focus on their import of goods through the Mega Bond subsidiary. All of the cost of goods sold in 2008 related to the purchased goods in the Mega Bond division, which has not yet commenced in 2007.

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

We have a promissory note in the amount of $1,429,232 ($1,291,265 in 2007) that bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management is in default of the payment on maturity and is currently in discussions with the lender to revise the terms. The new terms have not been finalized or agreed to by either side and the lender has not demanded repayment.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASPIRE INTERNATIONAL, INC.
(FORMERLY PERFISANS HOLDINGS, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007

Together With Report of Independent Registered Public Accounting Firm

(Amounts expressed in US Dollars)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3 - F-4

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-6 - F-7

Consolidated Statements of Changes in Stockholders’ Deficiency for the years ended December 31, 2008 and 2007	F-8

Notes to Consolidated Financial Statements	F-9 - F-24

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

/s/ “SCHWARTZ LEVITSKY FELDMAN LLP”

Toronto, Ontario, Canada	Chartered Accountants
April 10, 2008	Licensed Public Accountants

1167 Caledonia Road
Toronto, Ontario M6A 2X1
Tel:	416 785 5353
Fax:	416 785 5663

ASPIRE INTERNATIONAL, INC.

(FORMERLY PERFISANS HOLDINGS, INC.) Consolidated Balance Sheets As of December 31, 2008 and 2007 (Amounts expressed in US Dollars)

	2008	2007
	$	$
ASSETS
CURRENT ASSETS

Cash and cash equivalents	24,227	25,204
Prepayments and other receivables	31,799	109,040
Advances receivable (note 8)	517,121	—

TOTAL CURRENT ASSETS	573,147	134,244

DEFERRED CHARGES (note 7)	70,114	—

PROPERTY AND EQUIPMENT (note 5)	661,569	7,472

INTELLECTUAL PROPERTY (note 6)	1	1

TOTAL ASSETS	1,304,831	141,717

The accompanying notes are an integral part of these consolidated financial statements.

APPROVED ON BEHALF OF THE BOARD

___________________________ Director

___________________________ Director

ASPIRE INTERNATIONAL, INC.

(FORMERLY PERFISANS HOLDINGS, INC.) Consolidated Balance Sheets As of December 31, 2008 and 2007 (Amounts expressed in US Dollars)

	2008	2007
	$	$

LIABILITIES
CURRENT LIABILITIES

Accounts payable	352,269	415,615
Accrued liabilities-consulting	504,424	504,693
Accrued liabilities-professional	54,333	32,808
Accrued liabilities-management salaries	1,799,000	1,399,000
Accrued liabilities-payroll	303,770	373,248
Accrued liabilities-interest	241,219	215,360
Accrued liabilities-customer advances	746,194	—
Accrued liabilities-others	390,228	108,730
Promissory note payable (note 18)	1,429,232	1,291,265
Loan from shareholders (note 9)	657,255	765,233
Loans payable (note 14)	210,769	—
TOTAL CURRENT LIABILITIES	6,688,693	5,105,952

GOING CONCERN (note 2)
COMMITMENTS AND CONTINGENCIES (note 13)

STOCKHOLDERS’ DEFICIENCY

COMMON STOCK (note 11)	12,192	5,585
COMMON STOCK SUBSCRIBED	3,250,000	3,250,000
STOCK SUBSCRIPTIONS RECEIVABLE	(3,850,000)	(3,250,000
ADDITIONAL PAID – IN CAPITAL	17,518,419	15,849,124
DEFERRED STOCK COMPENSATION (NOTE 18)	(161,333)	—
ACCUMULATED OTHER COMPREHENSIVE LOSS	(152,638)	(683,621
ACCUMULATED DEFICIT	(22,000,502)	(20,135,323

TOTAL STOCKHOLDERS’ DEFICIENCY	(5,383,862)	(4,964,235

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	1,304,831	141,717

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

ASPIRE INTERNATIONAL, INC.

(FORMERLY PERFISANS HOLDINGS, INC.)
Consolidated Statements of Changes in Stockholders’ Deficiency
For the years ended December 31, 2008 and 2007
(Amounts expressed in US dollars)

	Common Stock Number of Shares(a)	Common Stock Amount(a)	Common Stock Subscribed	Additional Paid- in Capital(a)	Deferred stock compensation	Deficit	Other Comprehensive loss	Accumulated Other Comprehensive Items
Balance at December 31, 2006	2,326,688	$2,327	$3,250,000	$13,168,194		$(17,176,670)		$(321,756)
Issue of shares on conversion of convertible notes	87,390	87		86,298
Issue of shares in settlement of liabilities	376,200	376		393,624
Issue of shares to directors in lieu of bonus	240,000	240		299,760
Issue of shares for professional services	324,000	324		404,676
Beneficial conversion for notes				50,000
Fair value of warrants issued				12,789
Stock-based compensation				213,280
Issue of shares on conversion of convertible notes	550,234	550		235,833
Issue of shares in settlement of liabilities	200,000	200		189,800
Issue of shares to directors in lieu of bonus	240,000	240		119,760
Issue of shares for professional services	1,006,000	1,006		514,995
Issue of shares in conversion of convertible notes	237,615	238		109,736
Convertible note conversion variance adjusted				13,863
Stock adjustment to reconcile with transfer agent	-3,222	-3		3
Fair value of interest on interest free loan from shareholders				36,513
Foreign currency translation							(361,865)	(361,865)
Net loss for the year						(2,958,653)	(2,958,653)
Balance at December 31, 2007	5,584,905	$5,585	$3,250,000	$15,849,124	$—	$(20,135,323)	$(3,320,518)	(683,621)

Issue of shares in settlement of liabilities	60,000	60		20,940

Stock-based compensation				213,280
Issue of shares as deposit	1,333,332	1,333	600,000	598,667
Issue of shares for cash	39,188	39		17,595
Issue of shares for cash	3,503,156	3,503		330,889
Issue of shares for cash	682,171	682		99,318
Issue of shares for cash	40,000	40		9,960
Issue of shares for services	950,000	950		351,050	(161,333)
Fair value of interest on interest free loan from shareholders				27,596
Foreign currency translation							530,983	530,983
Net loss for the period						(1,865,179)	(1,865,179)
Balance at December 31, 2008	12,192,752	$12,192	$3,850,000	$17,518,419	$(161,333)	$(22,000,502)	$(1,334,196)	(152,638)

a) Common stock and additional paid-in capital have been restated to reflect 25-for-1 reverse stock split on November 14, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

1.	BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

Mega Bond – This subsidiary’s primary business operations involve sourcing electronic components for importing into China. Mega Bonds policy is to recognize revenue earned on a gross vs net basis in accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” whereby it evaluates inventory and credit risk and whether there is a transfer of the risks and rewards of ownership. As a result of the fact that the Company takes possession of the goods prior to import, the Company records revenue on a gross basis. At that time , persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed, and collectibility is reasonably assured. The impact on Operating Income is the same whether the Company records revenue on a gross or net basis.

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

4.	OTHER COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows:

	2008	2007
	$	$

Net loss	(1,865,179)	(2,958,653)

Foreign currency translation adjustment	530,983	(361,865)

Other Comprehensive loss	(1,334,196)	(3,320,518)

The foreign currency translation adjustments are not currently adjusted for income taxes as the Company’s subsidiaries are located in Canada, China, Taiwan and Hong Kong and the adjustments relate to the translation of the financial statements from source currency into United States dollars.

5.	PROPERTY, PLANT AND EQUIPMENT

	2008	2007
	$	$

Furniture and fixtures	68,461	63,962
Office equipment	28,558	35,089
Computer equipment	92,398	113,530
Plant and equipment	344,582	—
Vehicles	22,649	—
Leasehold Improvement	68,720	—
Construction in progress	227,858	—

Cost	853,226	212,581

Less: Accumulated amortization

Furniture and fixtures	52,145	62,080
Office equipment	28,190	34,524
Computer equipment	89,535	108,505
Plant and equipment	19,112	—
Vehicles	1,699	—
Leasehold Improvement	976	—

	191,657	205,109

Net	661,569	7,472

6.	INTELLECTUAL PROPERTY

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

18

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

12.	INCOME TAXES

	a)	Deferred Income Taxes

The Company has deferred income tax assets as follows:

	2008	2007
	$	$

Net operating loss carried forward	13,360,571	15,858,925
Deferred Income tax on loss carried forward	4,342,185	5,471,329
Valuation allowance for deferred income tax assets	(4,342,185)	(5,471,329)

Deferred income taxes	—	—

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

14.	LOANS PAYABLE

The Company’s subsidiary Mega Bond Group (Hong Kong) Limited obtained a loan of US $73,891 (CAD $90,000) on June 5, 2008 which is repayable in 12 months and carries a rate of interest of 18% payable semi annually.

The Company obtained a loan of $130,645 (CAD $162,000) on November 26, 2008 which is interest free and repayable on demand.

15.	SEGMENT DISCLOSURES

Revenue and assets by geographic regions and business segment

2008	Other	China (Mine Management)	HongKong (Import/Export)
Revenue	1,150	—	169,795
Depreciation	1,848	22,707	—
Property and Equipment (net)	4,455	657,114	—

2007
Revenue	15,590	—	—
Depreciation	2,550	—	—
Property and Equipment (net)	7,472	—	—

16.	MANAGEMENT SALARIES

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

ITEM 9A(T) CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of o possible controls and procedures.

Based on this evaluation, our chief executive officer and principal accounting officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008 at the reasonable assurance level for the reasons discussed below related to identified material weaknesses in our internal controls over financial reporting.

To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statement included in this annual report have been prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this report fairly present all material respects of our financial condition, results of operations and cash flows for the periods presented.

We recognize the importance of internal controls and management is making an effort to mitigate this material weakness to the fullest extent possible. At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it will be immediately implemented.

Management’s Report on Internal Control Over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ( COSO ) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be presented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective due to the material weaknesses identified below:

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company only employs two executive officers, one of which is a director, segregation of duties is not possible at this stage in the corporate lifecycle. We are planning to mitigate this risk by hiring an adequate amount of staff in the future in order to segregate incompatible duties.  We do not presently possess the necessary funds to hire such staff.  Until this time that we have adequate funds to hire additional staff, the board will be actively involved in reviewing all significant transactions which are subject to this weakness.  This weakness was identified by our auditors during the audit of the December 31, 2008 fiscal year.  This weakness has existed since inception of the Company.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s independent registered public account firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls Over Financial Reporting

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently have a balance of $335,209.11 owed to General Resources Company, a company whose chairman is Chris Chen. We intend to repay such loans out of proceeds from future additional funding raised by the sale of our common stock. This balance is a component of advances from shareholders as classified on the balance sheet.

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

PERFISANS HOLDINGS, INC.

DATE: March 18, 2011

By:	/s/ BokWong

CEO, Principal Accounting Officer and Chairman of the Board

          In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

[Missing Graphic Reference]

SIGNATURE	TITLE	DATE

/s/ Bok Wong	CEO, Principal Accounting Officer and Chairman of the Board	March 18, 2011

/s/ To-Hon Lam	Director	March 18, 2011

/s/ Eric Wang	Director	March 18, 2011

INDEX TO EXHIBITS

EXHIBIT NO.  DESCRIPTION OF EXHIBITS

(a)  Exhibits

3.1.1	Articles of Incorporation (1)

3.1.2	Amendment to the Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Acquisition Agreement by and between Perfisans Holdings, Inc. and Perfisans Networks Corporation (1)

10.2	Stock Purchase Agreement by and between the Registrant and SBI Brightline Consulting, LLC. dated February 12, 2004 (1)

10.3	Stock Purchase Agreement by and between the Registrant and Trilogy Capital Partners, Inc. dated February 12, 2004 (1)

10.4	Amendments to Stock Purchase Agreement by and between the Registrant, SBI Brightline, LLC and Trilogy Capital Partners, Inc. both dated June 25, 2004 (1)

10.5	Services Agreement by and between the Registrant and Trilogy Capital Partners, Inc. (1)

10.6	Employment Agreement with To-Hon Lam(1)

10.7	Employment Agreement with Bok Wong(1)

10.8	Stock Purchase Agreement by and between the Registrant and Alfred Morgan Corporation (1)

14	Code of Ethics (1)

21	Subsidiaries of the registrant (1)

23.1	Consent of DNTW Chartered Accountants, LLP

23.2	Consent of Schwartz Levitsky Feldman llp

31.1	Certification of Bok Wong,pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bok Wong,pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed.

(2)	Filed herewith.

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