Form 10-Q/A
period 2009-03-31
ASPIRE INTERNATIONAL, INC.
filed 2011-03-18
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q
Amendment No. 1
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

Mega Bond ’s business activity involved the sale of electronic components up to the end of March 31, 2009.  Mega Bond ceased business operations in the second quarter of 2009. It is management ’s intention to close the Mega Bond office in fiscal 2011.

We have ceased business operations at our Taiwan branch, Perfisans Networks (Taiwan) Corporation effective the second quarter of 2009. It is management ’s intention to close the Taiwan branch in fiscal 2011.

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

The Company’s subsidiary Aspire Guangxi executed a distribution and management agreement with the owner of a manganese ore mine in China. To facilitate access to the mine, the Company has committed payments to the property owners in the outskirts of the mining property to facilitate access to the mining property. The Company is committed to the following payments:

2009 (nine months)	$-
2010	-
2011	3,645
2012	13,804
2013 and thereafter	105,307
Total	$122,756

8.    SEGMENTED DISCLOSURES

Revenue and assets by geographic regions and business segment are as follows for the three months ended 31 March 2009:

	China (Mine Management)	Hong Kong (Import / Export)
Sales	-	71,169
Cost of Sales	-	(63,198)
Operating Expenses	(536,473)	(60,114)
Net Loss	(536,473)	(52,143)
Total Assets	1,159,359	5,322

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

As the we continue to focus in the resource and mining business, we plan to spin-off or permanently close the technology part of our business. Consequently, we have ceased business operations at our Taiwan branch, Perfisans Networks (Taiwan) Corporation  and Hong Kong subsidiary, Mega Bond (Hong Kong) Limited effective the second quarter of 2009.  The sales reported for the first quarter of 2009 were all generated from the Mega Bond division, leading up to the cessation of Mega Bond operations at the end of the quarter.

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

Our significant accounting policies are summarized in Note 3 of our annual financial statements filed on Amended Form 10-K on March 11, 2011 . While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Based on management’s assessment, we have concluded that the Company’s internal control over financial reporting was not effective due to the material weaknesses identified below:

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

This weakness was identified by our auditors during the audit of the December 31, 2008 fiscal year as filed on Amended Form 10-K. This weakness has existed since inception of the Company and has not been remedied as of March 31, 2009.

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

Date: March 18, 2011	Aspire International, Inc.
	By:	/s/ Bok Wong
Name: Bok Wong
Title: Chief Executive Officer and
Chief Financial Officer