Form 10-Q
period 2009-06-30
ASPIRE INTERNATIONAL, INC.
filed 2011-03-18
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-Q
_________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended June 30, 2009

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from ____________ to ____________

Commission File No. 000-27773

ASPIRE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	91-1869317
(State of Incorporation)	(I.R.S. Employer Identification No.)

18 Crown Steel Drive, Unit #310, Markham, Ontario L3R 9X8
(Address of principal executive offices)

(905) 943-9996
(Registrants’ telephone number, including area code)

Perfisans Holdings, Inc.
(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

18,884,419 issued and outstanding as of February 18, 2011.

ASPIRE INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

	30 June	31 December
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$15,742	$24,227
Prepayment and other receivables	11,736	31,799
Advances receivable	516,768	517,121
Total Current Assets	544,246	573,147

Capital and Other Assets
Deferred charges	62,191	70,114
Property and equipment, net	509,003	661,569
Intellectual property	1	1
Total Capital and Other Assets	571,195	731,684
Total Assets	$1,115,441	$1,304,831
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$3,845,619	$3,645,243
Customer advances	745,685	746,194
Advances from stockholders	723,143	657,255
Loans payable	256,557	210,769
Promissory note payable	1,698,071	1,429,232

Total Current Liabilities	7,269,075	6,688,693
Commitments and Contingencies
Stockholders' Deficit
Preferred stock, par value of $0.001 per share; 5,000,000 authorized; Nil issued and outstanding Common stock, par value of $0.001 per share; 150,000,000 authorized; 12,257,752 issued and outstanding (31 December 2008 - 12,192,752)	12,257	12,192
Additional paid-in capital	17,624,994	17,518,419
Stock subscriptions receivable	(600,000)	(600,000)
Deferred stock-based compensation	-	(161,333)
Accumulated other comprehensive loss	(193,728)	(152,638)
Accumulated deficit	(22,997,157)	(22,000,502)
Total Stockholders' Deficit	(6,153,634)	(5,383,862)
Total Liabilities and Stockholders' Deficit	$1,115,441	$1,304,831

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED 30 JUNE 2009 AND 2008
(Unaudited)

	2009	2008

SALES	-	8,551
COST OF SALES	-	-
GROSS PROFIT	-	8,551
OPERATING EXPENSES
Interest	151,810	124,117
General and administrative	107,944	123,271
Management salaries	100,000	97,750
Depreciation	28,933	507
TOTAL OPERATING EXPENSES	388,687	345,645
NET LOSS FROM OPERATIONS	(388,687)	(337,094)
Writedown of assets	(19,352)	-
Interest income	-	49
NET LOSS	$(408,039)	$(337,045)
OTHER COMPREHENSIVE LOSS
Foreign currency translation	(43,482)	(2,160)
COMPREHENSIVE LOSS	(451,521)	(339,205)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.05)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,424,115	6,172,374

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED 30 JUNE 2009 AND 2008
(Unaudited)

	2009	2008

SALES	71,169	9,778
COST OF SALES	63,198	-
GROSS PROFIT	7,971	9,778
OPERATING EXPENSES
General and administrative	331,666	216,546
Interest	286,764	244,392
Management salaries	200,000	200,000
Depreciation	58,857	1,000
TOTAL OPERATING EXPENSES	877,287	661,938
NET LOSS FROM OPERATIONS	(869,316)	(652,160)
Writedown of assets	(127,339)	-
Interest income	-	49
NET LOSS	$(996,655)	$(652,111)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	(41,090)	52,248
COMPREHENSIVE LOSS	$(1,037,745)	$(599,863)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.09)	$(0.11)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	11,099,890	5,884,902

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED 30 JUNE 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(996,655)	$(652,111)
Adjustments for non-cash items:
Depreciation	58,857	1,000
Writedown of assets	127,339	-
Stock-based compensation	267,973	106,640
Interest accrued on promissory notes payable	268,839	244,392
Adjustments for changes in working capital:
Prepayments and other receivables	(5,503)	(255,671)
Accounts payable and accrued liabilities	200,376	461,776
CASH USED IN OPERATING ACTIVITIES	(78,774)	(93,974)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders	65,888	15,260
Proceeds from loans payable	45,788	-
Proceeds from advances receivable	-	88,263
CASH PROVIDED BY FINANCING ACTIVITIES	111,676	103,523
EFFECT OF FOREIGN CURRENCY TRANSLATION	(41,387)	(8,684)
NET DECREASE IN CASH	(8,485)	(865)
CASH, BEGINNING OF PERIOD	24,227	25,204
CASH, END OF PERIOD	$15,742	$24,339

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIXMONTHS ENDED 30 JUNE 2009
(Unaudited)

1.    NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Aspire International, Inc. (the “Company” or “Aspire”, formerly Perfisans Holdings, Inc.) and its wholly-owned subsidiaries, Perfisans Networks Corporation and Mega Bond Group (Hong Kong) Limited (“Mega Bond”). Perfisans Networks Corporation includes the accounts of its wholly-owned subsidiaries, Perfisans Networks (Taiwan) Corporation and Aspire (GuangXi) Inc. All material inter-company balances and transactions have been eliminated. The Company has funded its operations to date mainly through the issuance of shares.

Mega Bond’s business activity involved the sale of electronic components up to the end of March 31, 2009.  Mega Bond ceased business operations in the second quarter of 2009.  It is management’s intention to close the Mega Bond office in fiscal 2011.

We have ceased business operations at our Taiwan branch, Perfisans Networks (Taiwan) Corporation effective the second quarter of 2009.  It is management’s intention to close the Taiwan branch in fiscal 2011.

2.    BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended 30 June 2009 are not necessarily indicative of the results that may be expected for the year ending 31 December 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 December 2008.

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

4.    RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-28, ―Intangibles — Goodwill and Other (Topic 350). This ASU modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. This ASU is effective for fiscal years and interim periods beginning after December 15, 2010. The Company has evaluated the ASU and does not believe it will have a material impact on the consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, ―Business Combinations (Topic 805). This ASU specifies that if a company presents comparative financial statements, the company should disclose revenue and earnings of the combined entity as though the business combination that occurred during the year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. This ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company has evaluated the ASU and does not believe it will have a material impact on the consolidated financial statements.

FASB ASU 2011-01, “Receivables (Topic 310), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” — Under the existing effective date in FASB ASU 2010-20, public-entity creditors would have provided disclosures about troubled debt restructuring for periods beginning on or after December 15, 2010. ASU 2011-01 temporarily defers that effective date, enabling public-entity creditors to provide those disclosures (paragraphs 310-10-50-31 through 50-34) after the Financial Accounting Standards Board clarifies the guidance for determining what constitutes a troubled debtrestructuring. In the proposed Accounting Standards Update, Receivables (Topic 310), Clarifications to Accounting for Troubled Debt Restructurings by Creditors, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in FASB ASU 2011-01, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted. The Company has evaluated the ASU and does not believe it will have a material impact on the consolidated financial statements.

5.    ADVANCES RECEIVABLE

The Company’s subsidiary Aspire GuangXi executed a manganese ore mining distribution and management agreement in China with the mine owner and a management company. From the proceeds of the mining operation, Aspire GuangXi is required to distribute 30% to the management company who is responsible to incur all operating expenses. As ofJune 30, 2009, Aspire GuangXi has a receivable of $516,768, as a result of paying for certain expenses on behalf of the management company and to enable it to commence mining operations. Once the mine commences operations the Company is expected to receive repayment of these advances.

6.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30, 2009	December 31, 2008
Accounts payable	$285,710	352,269
Accrued liabilities – management salaries	1,999,000	1,799,000
Accrued liabilities – payroll	362,606	303,770
Accrued liabilities – interest	250,841	241,219
Accrued liabilities – consulting	194,424	504,424
Accrued liabilities – professional	20,968	54,333
Accrued liabilities – others	732,070	390,228
Total	$3,845,619	3,645,243

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

The Company leases premises in Canada under an operating lease with a three years term expiring on May
31, 2010. Minimum lease commitments exclusive of insurance and other occupancy charges under the lease at June 30, 2009 were:

2009 (six months)	$4,681
2010	3,900
Total	$8,581

The Company’s subsidiary Aspire Guangxi executed a distribution and management agreement with the owner of a manganese ore mine in China. To facilitate access to the mine, the Company has committed payments to the property owners in the outskirts of the mining property to facilitate access to the mining property. The Company is committed to the following payments:

2009	$-
2010	-
2011	3,645
2012	13,804
2013 and thereafter	105,307
Total	$122,756

8.    SEGMENTED DISCLOSURES

Revenue and assets by geographic regions and business segment are as follows for the six months ended 30 June 2009:

	China (Mine Management)	Hong Kong (Import / Export)
Sales	-	71,169
Cost of Sales	-	(63,198)
Operating Expenses	(912,583)	(92,043)
Net Loss	(912,583)	(84,072)
Total Assets	1,078,092	37,349

9.    SUBSEQUENT EVENTS

On 14 February 2011, the Company entered into an Acquisition Agreement with its directors Bok Wong and To Hon Lam and the Company’s wholly owned subsidiary Perfisans Networks Corporation. Pursuant to this agreement, Bok Wong and To Hon Lam acquired 100% of the common stock of Perfisans for consideration of $10.

 On 14 February 2011, the Company and Candid Global Resources Hong Kong Ltd entered into an Asset Purchase Agreement whereby Candid Global Resources Hong Kong Ltd agreed to sell 100% of their assets, including the sub-entity known as “Mygos” and related trademarks and intellectual property for 10,000,000 common shares of Aspire.

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

On 14 February 2011, the Company disposed of its subsidiary Perfisans Networks Corporation, and consequently its primary mining operations, contained in its subsidiary Aspire GuangXi Inc.

Additionally, on 14 February 2011, the Company entered into an Asset Purchase Agreement with Candid Global Resources (Hong Kong) Ltd., which agreed to sell 100%  of its assets, including the sub-entity known as “Mygos” and related trademarks and intellectual property in exchange for 10,000,000 shares of Aspire.

The Company’s primary business operations, purchased as part of this agreement, is the Mygos website (http://www.mygos.net/) which is an online business-to-consumer shopping mall, headquartered in Shenzhen, in the Guangdong province of China. Mygos operates as a platform to allow users to start their own businesses online and currently hosts over 80,000 active stores.

The Company’s plans during fiscal 2011 are as follows:

During Q1 and Q2 of 2011, the Company will focus on expanding Mygos’s business in the China and South East Asia (including the Hong Kong, Macao, and Taiwan markets).

In Q3 of 2011, the Company intends to begin promoting Mygos in India, Japan, South Korea, and North America.

In Q4 of 2011, the Company intends to begin promoting Mygos in Australia, New Zealand, and Africa.

Liquidity and Capital Resources

We are still in the process of developing and implementing our plan of operations and raising additional capital. As such, management is taking action to obtain additional funding.

At June 30, 2009, we had an accumulated deficit of $22,997,157 and negative working capital of $6,724,829. For the six months ended June 30, 2009, net cash used in operating activities amounted to $78,774 as compared to $93,974 for the six months ended June 30, 2008.

In March 2004, we borrowed $250,000 from an unaffiliated lender. The loan bears interest at 2% per month and is payable on July 3, 2004 or upon our receipt of at least $4,000,000 of proceeds from the sale of stock. In October 30, 2004 we increased the borrowed amount from the same lender to $392,208 which bears an interest at 3% per month. The total amount of the loan with principal and interest was $1,698,071 as at June 30, 2009. We are currently in the process of extending the loan period. We intend to repay such loans out of proceeds from future additional funding raised by sale of stock.

We have a promissory note in the amount of $1,698,071that bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management is in default of the payment on maturity and is currently in discussions with the lender to revise the terms. The new terms have not been finalized or agreed to by either side and the lender has not demanded repayment.

At June 30, 2009, we had no material commitments for capital expenditures other than for those expenditures incurred for the mining operations.

It is not anticipated that further financing will need to be raised to carry out our business plans for Mygos for fiscal 2011.

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

This weakness was identified by our auditors during the audit of the December 31, 2008 fiscal year as filed on Amended Form 10-K. This weakness has existed since inception of the Company and has not been remedied as of June 30, 2009.

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