Form 10-Q
period 2009-09-30
ASPIRE INTERNATIONAL, INC.
filed 2011-03-18
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q
_________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended September 30, 2009

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from ____________ to ____________

Commission File No. 000-27773

ASPIRE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	91-1869317
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

ASPIRE INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets	1
	Consolidated Statements of Operations	2-3
	Consolidated Statements of Cash Flows	4
	Notes to the Consolidated Financial Statements	5-7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	8
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10
ITEM 4T.	CONTROLS AND PROCEDURES	10

PART II OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	11
ITEM 1A	RISK FACTORS	11
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4.	REMOVED & RESERVED	11
ITEM 5.	OTHER INFORMATION	11
ITEM 6.	EXHIBITS	12

SIGNATURES		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

	30 September 2009 (Unaudited)	31 December 2008 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$81,115	$24,227
Prepayment and other receivables	13,066	31,799
Advances receivable	517,474	517,121
Total Current Assets	611,655	573,147
Capital and Other Assets

Deferred charges	58,333	70,114
Property and equipment, net	485,245	661,569
Intellectual property	1	1
Total Capital and Other Assets	543,579	731,684
Total Assets	$1,155,234	$1,304,831

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$3,981,656	$3,645,243
Customer advances	746,703	746,194
Advances from stockholders	862,699	657,255
Loans payable	276,775	210,769
Promissory note payable	1,850,897	1,429,232
Total Current Liabilities	7,718,730	6,688,693

Commitments and Contingencies
Stockholders' Deficit
Preferred stock, par value of $0.001 per share; 5,000,000 authorized; Nil issued and outstanding
Common stock,par value of $0.001 per share; 150,000,000 authorized; 12,932,752 issued and outstanding (31 December 2008 - 12,192,752)	12,932	12,192
Additional paid-in capital	17,651,319	17,518,419
Stock subscriptions receivable	(606,750)	(600,000)
Deferred stock-based compensation	(20,250)	(161,333)
Accumulated other comprehensive loss	(303,197)	(152,638)
Accumulated deficit	(23,297,550)	(22,000,502)
Total Stockholders' Deficit	(6,563,496)	(5,383,862)
Total Liabilities and Stockholders' Deficit	$1,155,234	$1,304,831

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED 30 SEPTEMBER 2009 AND 2008
(Unaudited)

	2009	2008

SALES	$-	$38,066
COST OF SALES	-	44,952
GROSS PROFIT	-	(6,886)
OPERATING EXPENSES
Interest	152,834	115,729
Management salaries	100,000	100,000
General and administrative	18,876	455,810
Depreciation	28,683	1,888
TOTAL OPERATING EXPENSES	300,393	673,427
NET LOSS FROM OPERATIONS	(300,393)	(680,313)
Writedown of assets	-	-
Interest income	-	-
NET LOSS	$(300,393)	$(680,313)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	(109,469)	120,168
COMPREHENSIVE LOSS	(409,862)	(560,145)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING – BASIC	$(0.02)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	12,369,016	9,951,590
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING – DILUTED	$(0.02)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	12,480,279	9,951,590

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED 30 SEPTEMBER 2009 AND 2008
(Unaudited)

	2009	2008

SALES	$71,169	$141,001
COST OF SALES	63,198	138,109
GROSS PROFIT	7,971	2,892
OPERATING EXPENSES
Interest	439,598	360,121
General and administrative	350,542	672,349
Management salaries	300,000	300,000
Depreciation	87,540	2,888
TOTAL OPERATING EXPENSES	1,177,680	1,335,358
NET LOSS FROM OPERATIONS	(1,169,709)	(1,332,466)
Writedown of assets	(127,339)	-
Interest income	-	42
NET LOSS	$(1,297,048)	$(1,332,424)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	(150,569)	172,416
COMPREHENSIVE LOSS	$(1,448,138)	$(1,160,008)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	$(0.11)	$(0.18)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC AND DILUTED	12,294,976	7,250,361

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED 30 SEPTEMBER 2009 AND 2008
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,297,048)	$(1,332,424)
Adjustments for non-cash items:
Depreciation	87,540	2,888
Writedown of assets	127,339	-
Stock-based compensation	267,973	159,960
Shares issued for professional services	-	66,000
Interest accrued on promissory notes payable	421,665	360,121
Adjustments for changes in working capital:
Prepayments and other receivables	(6,833)	(592,311)
Accounts payable and accrued liabilities	336,413	1,180,996
CASH USED IN OPERATING ACTIVITIES	(62,951)	(154,770)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(303,498)
CASH USED IN INVESTING ACTIVITIES	-	(303,498)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders	205,444	15,260
Proceeds from loans payable	66,006	-
Proceeds from advances receivable	-	88,263
Proceeds from issuance of common shares	-	434,392
CASH PROVIDED BY FINANCING ACTIVITIES	271,450	537,915
EFFECT OF FOREIGN CURRENCY TRANSLATION	(151,611)	17,084
NET INCREASEIN CASH	56,888	96,731
CASH, BEGINNING OF PERIOD	24,227	25,204
CASH, END OF PERIOD	$81,115	$121,935

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINEMONTHS ENDED 30 SEPTEMBER2009
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

2.    BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended 30 September 2009 are not necessarily indicative of the results that may be expected for the year ending 31 December 2009.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 December 2008.

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

4.    ADVANCES RECEIVABLE

The Company’s subsidiary Aspire GuangXi executed a manganese ore mining distribution and management agreement in China with the mine owner and a management company. From the proceeds of the mining operation, Aspire GuangXi is required to distribute 30% to the management company who is responsible to incur all operating expenses. As ofSeptember 30, 2009, Aspire GuangXi has a receivable of $517,474, as a result of paying for certain expenses on behalf of the management company and to enable it to commence mining operations. Once the mine commences operations the Company is expected to receive repayment of these advances.

5.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30, 2009	December 31, 2008
Accounts payable	$292,512	$352,269
Accrued liabilities – management salaries	2,099,000	1,799,000
Accrued liabilities – payroll	385,900	303,770
Accrued liabilities – interest	251,534	241,219
Accrued liabilities – consulting	194,424	504,424
Accrued liabilities – professional	22,744	54,333
Accrued liabilities – others	735,542	390,228
Total	$3,981,656	$3,645,243

6.    CAPITAL STOCK

On 15 September 2009, the Company issued 675,000 shares and share purchase warrants to a consultant in exchange for $0.01 per share and for services to be provided over 12 months. Each warrant entitles the consultant to purchase 1 share of the Company at a price of $0.012 and is exerciseable at any time within 12 months after the signing date. These shares and warrants will be amortized over 12 months. As of 30 September 2009, proceeds of $6,750 was receivable and $20,250 of deferred stock-based compensation remains to be amortized in respect of these shares and warrants.

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

The Company leases premises in Canada under an operating lease with a three years term expiring on May 31, 2010. Minimum lease commitments exclusive of insurance and other occupancy charges under the lease at September 30, 2009 were:

2009 (three months)	$2,340
2010	3,900
Total	$7,800

The Company’s subsidiary Aspire Guangxi executed a distribution and management agreement with the owner of a manganese ore mine in China. To facilitate access to the mine, the Company has committed payments to the property owners in the outskirts of the mining property to facilitate access to the mining property. The Company is committed to the following payments:

2009	$-
2010	-
2011	3,645
2012	13,804
2013 and thereafter	105,307
Total	$122,756

8.    SEGMENTED DISCLOSURES

Revenue and assets by geographic regions and business segment are as follows for the nine months ended 30 September 2009:

	China (Mine Management)	Hong Kong (Import / Export)
Sales	-	71,169
Cost of Sales	-	(63,198)
Operating Expenses	(1,209,134)	(95,885)
Net Loss	(1,209,134)	(87,914)
Total Assets	1,150,465	4,769

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

At September 30, 2009, we had an accumulated deficit of $23,297,550 and negative working capital of $7,107,075. For the nine months ended September 30, 2009, net cash used in operating activities amounted to $62,951 as compared to $154,770 for the nine months ended September 30, 2008.

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

We have a promissory note in the amount of $1,850,897that bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management is in default of the payment on maturity and is currently in discussions with the lender to revise the terms. The new terms have not been finalized or agreed to by either side and the lender has not demanded repayment.

At September 30, 2009, we had no material commitments for capital expenditures other than for those expenditures incurred for the mining operations.

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

This weakness was identified by our auditors during the audit of the December 31, 2008 fiscal year as filed on Amended Form 10-K. This weakness has existed since inception of the Company and has not been remedied as of September 30, 2009.

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