Form 10-K
period 2009-12-31
ASPIRE INTERNATIONAL, INC.
filed 2011-03-18
CIK 1049861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2009.

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

Common Stock, $0.001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☑

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No ☑

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 18, 2011: was approximately $7,900,000

Indicate the number of shares outstanding of the Company’s classes of common stock as of February 18, 2011: 18,884,419 shares of common stock, par value $0.001 per share.

Documents incorporated by reference: None.

PART I

ITEM 1. BUSINESS

COMPANY HISTORY AND INTRODUCTION

Aspire International Inc. (“Aspire” or the “Company”), a Maryland corporation, was formerly known as Perfisans Holdings Inc. (“Perfisans”) before October 25, 2007. Prior to that, the Company was known as Griffin Industries, Inc., which acquired 100% of the capital stock of Perfisans Networks Corporation (“Perfisans Networks”), an Ontario corporation, on December 19, 2003. This transaction was accounted for as a reverse acquisition. We changed our name to Perfisans in conjunction with the reverse acquisition. On October 25, 2007, Perfisans changed its name to Aspire.

In June, 2008, we set up a wholly owned subsidiary of Aspire, Mega Bond (Hong Kong) Limited (“Mega Bond”), a Hong Kong company, to develop a China trade business. Mega Bond operated as an independent business unit with its own profit and loss. Mega Bond ceased business operations in the second quarter of 2009.  It is management’s intention to close the Mega Bond office in fiscal 2011.

In June, 2008 we set up a wholly owned foreign enterprise operation Aspire GuangXi Inc. (“Aspire GuangXi”) in the province of GuangXi, China, in order to operate a mine in GuangXi.  Aspire GuangXi is a fully owned subsidiary of Perfisans Networks, and is focused on managing the GuangXi Manganese mining Project. Aspire GuangXi ceased business operations in the second quarter of 2009.

For the fiscal year 2009, the Company’s organizational chart was as follows:

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

EMPLOYEES

As of December 31, 2009, the Company had 2 full-time employees in Canada and China.

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

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

Our shares of common stock are quoted on the NASD’s OTC Bulletin Board under the symbol “PFNH”. The symbol was changed to “PFHD” on November 14, 2007 after the 25 to 1 reverse stock split. The symbol was again changed to “APIT” on December 18, 2007. Listed below are the high and low sale prices for the shares of our common stock during the fiscal years ended December 31, 2007, 2008, 2009 and through March 15, 2011, as adjusted to reflect the reverse split of our shares of common stock effectuated on November 14, 2007. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Common Stock	High	Low
Fiscal 2008

First Quarter	$0.51	$0.20
Second Quarter	0.40	0.10
Third Quarter	0.40	0.06
Fourth Quarter	0.51	0.06

Fiscal 2009

First Quarter	$0.15	$0.04
Second Quarter	0.10	0.02
Third Quarter	0.05	0.02
Fourth Quarter	0.38	0.02
Through February 18, 2011	0.42	0.24

On February 18, 2011 there were approximately 250 holders of record of our 18,884,419 shares of common stock issued and outstanding.

On February 18, 2011 the last sale price of the shares of our common stock as reported on the OTC Bulletin Board was $0.42.

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

During the second quarter of fiscal year 2009, the Company cancelled all outstanding stock options, when the Aspire GuangXi mining operation became inactive.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

Contractual obligations as of December 31, 2009 are as follows:

Contractual Obligations	Total	Less than 1 year	After 1-3 years	3-5 years	Thereafter
Building leases	$3,900	$3,900	$—	$—	$—
Land use payments	122,756	—	3,645	45,811	73,300
Promissory note	2,017,478	2,017,478	—	—	—
Total	$2,144,134	$2,021,378	$3,645	$45,811	$73,300

RECENT ACCOUNTING PRONOUNCEMENTS:

None.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are notreadily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

Mega Bond – This subsidiary’s primary business operations involve sourcing electronic components for importing into China. Its policy is to recognize revenue earned on a gross vs net basis in accordance with ASC No. 605-45, “RevenueRecognition: Principal Agent Considerations” whereby it evaluates inventory and credit risk and whether there is a transfer of the risks and rewards of ownership. As a result of the fact that the Company takes possession of the goods prior to import, the Company records revenue on a gross basis. At this time, persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed, and collectibility is reasonably assured. The impact on Operating Income is the same whether the Company records revenue on a gross or net basis.

Aspire GuangXi – The Company currently has no revenue related to the mining operations and does not expect to generate revenue until such time that the Company acquires control of the mine in accordance with the earn-in agreement.

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

Aspire International Inc. (“Aspire” or the “Company”), a Maryland corporation, was formerly known as Perfisans Holdings Inc. (“Perfisans”) before October 25,2007. Prior to that, Perfisans was known as Griffin Industries, Inc. (“Griffin”), which acquired 100% of the capital stock of Perfisans Networks Corporation (“Perfisans Networks”), an Ontario corporation, on December 19, 2003. This transaction was accounted for as a reverse acquisition. We changed our name to Perfisans in conjunction with the reverse acquisition. On October 25, 2007, Perfisans changed its name to Aspire.

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

In Q3 of 2011, the Company intends to begin promoting Mygos in India, Japan, South Korea, and North America.

In Q4 of 2011, the Company intends to begin promoting Mygos in Australia, New Zealand, and Africa.

FISCAL YEAR ENDED DECEMBER 31, 2009 COMPARED TO DECEMBER 31, 2008

The sales and cost of sales for both 2008 and 2009 related solely to the Mega Bond division.  The reduction in sales of $99,246 was due to the decision of management to cease operations at the end of the first quarter of 2009, until they determined whether it wished to continue in this line of business.  In 2011 management made the decision that it would not discontinue the operations of the division.  There were no significant assets or liabilities remaining in the division at the end of 2009.

Interest increased to the continued accrued interest on debt and further advances by shareholders.  General and administration decreased due to the fact the company was mostly inactive during the last three quarters of 2009.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had an accumulated deficit of $23,697,626 and a working capital deficit of $7,332,154. For the year ended December 31, 2009, net cash used in operating activities amounted to $63,228, as compared to $92,780 for the year ended December 31, 2008.

In March 2004, we borrowed $250,000 from an unaffiliated lender. The loan bears interest at 2% per month and is payable on July 3, 2004 or upon our receipt of at least $4,000,000 of proceeds from the sale of stock. In October 30, 2004 we increased the borrowed amount from the same lender to $392,208 which bears interest at 3% per month. The total amount of the loan with principal and interest was $2,017,478 as at December 31, 2009.

We are now in the process of extending the loan period. We intend to repay such loans out of proceeds from future additional funding raised by sale of stock.

We currently have a balance of $335,209.11 owed to General Resources Company, a corporation which is a shareholder of Aspire. We intend to repay such loans out of proceeds from future additional funding which may be raised by sale of stock.

There was a director loan of $90,000 which bears an interest at 2% per month that we received during the year of 2005. Interest is accruing on this loan at $5,400 per quarter.

We have a promissory note in the amount of $2,017,478 that bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management is in default of the payment on maturity and is currently in discussions with the lender to revise the terms. The new terms have not been finalized or agreed to by either side and the lender has not demanded repayment.

At December 31, 2009, we had no material commitments for capital expenditures other than for those expenditures incurred for the mining operations.

It is not anticipated that further financing will need to be raised to carry out our business plans for Mygos for fiscal 2011.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aspire International, Inc.

We have audited the accompanying consolidated balance sheets of Aspire International, Inc. and Subsidiaries as of 31 December 2009 and 2008, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the years ended 31 December 2009 and 2008. Aspire International, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspire International, Inc. and Subsidiaries as of 31 December 2009 and 2008 and the results of its consolidated operations and comprehensive income, stockholders' equity, and its cash flows for the years ended 31 December 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants
Markham, Canada
8 March 2011

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF 31 DECEMBER 2009 AND 2008

	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$51,888	$24,227
Prepayment and other receivables	6,236	31,799
Advances receivable	517,474	517,121
Total Current Assets	575,598	573,147
Capital and Other Assets
Deferred charges	54,391	70,114
Property and equipment, net	460,644	661,569
Intellectual property	1	1
Total Capital and Other Assets	515,036	731,684
Total Assets	$1,090,634	$1,304,831

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$4,111,672	$3,645,243
Customer advances	746,703	746,194
Advances from stockholders	743,463	657,255
Loans payable	288,436	210,769
Promissory note payable	2,017,478	1,429,232
Total Current Liabilities	7,907,752	6,688,693

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, par value of $0.001 per share; 5,000,000 authorized; Nil issued and outstanding	-	-
Common stock,par value of $0.001 per share; 150,000,000 authorized; 14,899,419 issued and outstanding (31 December 2008 - 12,192,752)	14,899	12,192
Additional paid-in capital	17,838,954	17,518,419
Stock subscriptions receivable	(617,750)	(600,000)
Deferred stock-based compensation	(81,187)	(161,333)
Accumulated other comprehensive loss	(274,408)	(152,638)
Accumulated deficit	(23,697,626)	(22,000,502)
Total Stockholders' Deficit	(6,817,118)	(5,383,862)
Total Liabilities and Stockholders' Deficit	$1,090,634	$1,304,831

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED 31DECEMBER 2009 AND 2008

	2009	2008
SALES	71,169	170,415
COST OF SALES	63,198	158,420
GROSS PROFIT	7,971	12,525
OPERATING EXPENSES
Interest	637,688	487,407
General and administrative	423,824	958,844
Management salaries	400,000	400,000
Depreciation	116,244	31,676
TOTAL OPERATING EXPENSES	1,577,756	1,877,927
NET LOSS FROM OPERATIONS	(1,569,785)	(1,865,402)
Writedown of assets	(127,339)	-
Interest income	-	223
NET LOSS	$(1,697,124)	$(1,865,179)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	(121,770)	530,983
COMPREHENSIVE LOSS	$(1,818,894)	$(1,334,196)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	$(0.13)	$(0.22)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –BASIC AND DILUTED	12,743,260	8,424,115

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCK HOLDERS’ DEFICIT
FOR THE YEARS ENDED 31DECEMBER 2009 AND 2008

	Shares	Capital Stock	Additional Paid-in Capital	Stock Subscriptions Receivable	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Balance at 31 December 2007	5,584,905	5,585	15,849,124	-	-	(683,621)	(20,135,323)	(7,601,132)
Stock issued as deposit	1,333,332	1,333	598,667	(600,000)	-	-	-	-
Stock issued for cash	4,264,515	4,264	457,762	-	-	-	-	462,026
Stock issued for services	950,000	950	351,050	-	(161,333)	-	-	190,667
Stock issued to settle liabilities	-	-	20,940	-	-	-	-	20,940
Stock-based compensation	-	-	213,280	-	-	-	-	213,280
Fair value of interest on interest-free advances from stockholders	-	-	27,596	-	-	-	-	27,596
Foreign currency translation	-	-	-	-	-	-	(1,865,179)	(1,865,179)
Net loss	-	-	-	-	-	530,983	-	530,983
Balance at 31 December 2008	12,192,752	12,192	17,518,419	(600,000)	(161,333)	(152,638)	(22,000,502)	(5,383,862)
Stock issued for cash	666,667	667	49,333	-	-	-	-	50,000
Stock issued for services	2,040,000	2,040	81,460	(17,750)	(50,750)	-	-	15,000
Warrants issued for services	-	-	57,500	-	(57,500)	-	-	-
Stock-based compensation	-	-	106,640	-	188,396	-	-	295,036
Fair value of interest on interest-free advances from stockholders	-	-	25,602	-	-	-	-	25,602
Foreign currency translation	-	-	-	-	-	(121,770)	-	(121,770)
Net loss	-	-	-	-	-	-	(1,697,124)	(1,671,522)
Balance at 31 December 2009	14,899,419	14,899	17,838,954	(617,750)	(81,187)	(274,408)	(23,697,626)	(6,817,118)

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED 31DECEMBER 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,697,124)	$(1,865,179)
Adjustments for non-cash items:
Depreciation	116,244	31,676
Writedown of assets	127,339	-
Stock-based compensation	295,036	213,280
Stock issued for services	15,000	190,667
Interest accrued on loans	613,848	483,787
Adjustments for changes in working capital:
Prepayments and other receivables	-	77,241
Advances receivable	-	(517,121)
Accounts payable and accrued liabilities	466,429	1,362,983
Deferred charges	-	(70,114)
CASH USED IN OPERATING ACTIVITIES	(63,228)	(92,780)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(668,615)
CASH USED IN INVESTING ACTIVITIES	-	(668,615)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders	86,208	15,260
Proceeds from loans payable	77,667	206,892
Proceeds from issuance of common stock	50,000	462,027
CASH PROVIDED BY FINANCING ACTIVITIES	213,875	684,179
EFFECT OF FOREIGN CURRENCY TRANSLATION	(122,986)	76,239
NET INCREASE(DECREASE) IN CASH	27,661	(977)
CASH, BEGINNING OF YEAR	24,227	25,204
CASH, END OF YEAR	$51,888	$24,227

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED 31DECEMBER2009 AND 2008

1.    NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Aspire International, Inc. (the “Company” or “Aspire”, formerly Perfisans Holdings, Inc.) and its wholly-owned subsidiaries, Perfisans Networks Corporation (“Perfisans”) and Mega Bond Group (Hong Kong) Limited (“Mega Bond”). Perfisans Networks Corporation includes the accounts of its wholly-owned subsidiaries, Perfisans Networks (Taiwan) Corporation (“Perfisans Taiwan”) and Aspire (GuangXi) Inc (“Aspire GuangXi”). All material inter-company balances and transactions have been eliminated. The Company has funded its operations to date mainly through the issuance of shares.

Mega Bond’s business activity involved the sale of electronic components up to the end of 31 March 2009.  Mega Bond ceased business operations in the second quarter of 2009.  It is management’s intention to close the Mega Bond office in fiscal 2011.

The Company ceased business operations at Perfisans Taiwan effective the second quarter of 2009.  It is management’s intention to close the Taiwan branch in fiscal 2011.

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

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

Revenue Recognition

Mega Bond – This subsidiary’s primary business operations involve sourcing electronic components for importing into China. Its policy is to recognize revenue earned on a gross vs net basis in accordance with Accounting Standards Codification (“ASC”) No. 605-45, Revenue Recognition: Principal Agent Considerations whereby it evaluates inventory and credit risk and whether there is a transfer of the risks and rewards of ownership. As a result of the fact that the Company takes possession of the goods prior to import, the Company records revenue on a gross basis. At that time, persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed, and collectability is reasonably assured. The impact on Operating Income is the same whether the Company records revenue on a gross or net basis.
Aspire GuangXi – The Company currently has no revenue related to the mining operations and does not expect to generate revenue until such time that the Company acquires control of the mine in accordance with the earn-in agreement.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due to banks, and any other highly liquid investments with a maturity of three months or less. The carrying amounts approximate fair values because of the short-term maturity of those instruments.

Fair Value of Financial Instruments

The Company’s financial instruments include advances receivable, accounts payable, customer advances, advances from stockholders, loans payable, promissory notes payable, and stock subscriptions receivable.

The estimated fair values of financial instruments have been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of 31 December 2009 and 2008 the carrying values of financial instruments approximate their fair values due to the short-term maturity of these instruments.

Long Term Financial Instruments

The fair value of each of the Company’s long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company’s current borrowing rate for similar instruments of comparable maturity would be.

Property and Equipment

Property and equipment are recorded at cost less accumulated amortization. Amortization is provided using the following annual rates and methods:

Furniture and fixtures	20%declining balance
Office equipment	20% declining balance
Computer equipment	30% declining balance
Plant and equipment	30% declining balance
Vehicles	30% declining balance
Leasehold Improvement	Straight-line over the term of the lease

Impairment of Long-Lived Assets

In accordance with ASC No. 360 Property, Plant, and Equipment, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicated that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the asset less costs to sell. For the year-ended 31 December 2009, management has assessed an impairment writedown of $101,773 (2008 - $Nil) on its capital assets.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC No. 740 Income Taxes which prescribes use of the asset and liability method, whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Income taxes are recognized for the following a) the amount of tax payable for the current year, and b) deferred tax assets and liabilities for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

Stock-BasedCompensation

All stock awards granted to employees and non-employees are valued at fair value by using the Black-Scholes option pricing model and are recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees whereby costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration of non-employee services is determined on the earlier of the date a performance commitment is received or the date on which performance is completed.

Earnings or Loss Per Share

Basic earnings or loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding for the year. Diluted earnings or loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. At 31 December 2009, there were Niloptions (2008 – 134,204) and 1,775,000 warrants (2008 – 30,000) exercisable. There were no common equivalent shares outstanding at December 31, 2008 and 2007 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive.

Foreign Currency Translation

The Company's accounts have been translated into U.S. dollars in accordance with the provisions of ASC No. 830 Foreign Currency Matters. The Company’s subsidiaries are established in Canada, Hong Kong, China, and Taiwan and each maintains its books and records in local currencies. The Company uses the current rate method to translate the financial information of its various subsidiaries from the local currencies into its reporting currency, which is the US dollar. Under the current rate method, all assets and liabilities are translated at the current rate, stockholder’s equity accounts are translated at historical rates, and revenues and expenses are translated at average rates for the year.

Due to the fact that items in the financial statements are being translated at different rates according to their nature, a translation adjustment is created. This translation adjustment has been included in accumulated other comprehensive income (loss).

Comprehensive Income

The Company adopted ASC No. 220 Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of changes in stockholders' equity, and consists of foreign currency translation adjustments. ASC No. 220 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to the financial statements. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include accrued liabilities, valuation allowance for income taxes, fair value of stock issued for services and estimates for calculation for stock-based compensation.

4.    ADVANCES RECEIVABLE

The Company’s subsidiary Aspire GuangXi executed a manganese ore mining distribution and management agreement in China with the mine owner and a management company. From the proceeds of the mining operation, Aspire GuangXi is required to distribute 30% to the management company who is responsible to incur all operating expenses. As of31 December 2009, Aspire GuangXi has a receivable of $517,474, as a result of paying for certain expenses on behalf of the management company and to enable it to commence mining operations. Once the mine commences operations the Company is expected to receive repayment of these advances.

5.    DEFERRED CHARGES

During the year ended 31 December 2008, Aspire GuangXi executed a distribution and management agreement with the owner of a manganese ore mine in China. To facilitate access to the mine, the Company made payments to the property owners in the outskirts of the mining property. This cost is being amortized over the period of the agreement.

	Cost	Accumulated Amortization	Net 2009	Net 2008
Deferred charges	$77,410	$23,019	$54,391	$70,144

6.    PROPERTY AND EQUIPMENT

	Cost	Accumulated Amortization	Net 2009	Net 2008
Furniture and fixtures	$60,437	$59,302	$1,135	$16,316
Office equipment	33,156	32,813	343	368
Computer equipment	251,026	247,857	3,169	2,863
Plant and equipment	344,817	116,832	227,985	325,470
Vehicles	-	-	-	20,950
Leasehold improvements	-	-	-	67,744
Construction in progress	228,012	-	228,012	227,858
	$917,448	$456,804	$460,644	$661,569

7.    INTELLECTUAL PROPERTY

Intellectual property represents licenses to use, modify and prepare derivative works of licensors’ source material. Licenses may be subject to annual and usage fees. The terms of the licenses continue indefinitely unless breached by the terms of the agreements. As at 31 December 2009 and 2008, the Company had three licensing agreements, which it entered into between April 2002 and July 2002. These licenses are non-transferable, non-sub licensable and royalty-free. The Company must pay annual support and maintenance fees to the licensors to maintain the terms of the agreements. These licenses give the Company the right to incorporate licensor software into the Company’s internally-developed software and the products it is developing.

Annual support and maintenance fees are expensed as they become due. For 2009 and 2008, the Company is in breach of payment of its annual support and maintenance fees, and in default of such fee payment, the licensors may not maintain the terms of the agreements.

The Company evaluates the recoverability of the intellectual property and reviews the impairment on an annual basis and at any other time if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. Several factors are used to evaluate the intellectual property, including but not limited to, management’s plans for future operations, recent operating results and projected undiscounted cash flows. The Intellectual property was written-down to a nominal value of $1 in 2002.

8.    BANK INDEBTEDNESS

The Company has overdraft protection available up to a maximum of $10,000 CAD or $9,532 USD (2008 - $8,210 USD).

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2009	2008
Accounts payable	$296,404	$352,269
Accrued liabilities – management salaries	2,199,000	1,799,000
Accrued liabilities – payroll	399,348	303,770
Accrued liabilities – interest	251,935	241,219
Accrued liabilities – consulting	194,424	504,424
Accrued liabilities – professional	35,018	54,333
Accrued liabilities – others	735,543	390,243
	$4,111,672	$3,645,243

10.    INCOME TAXES

For the year ended 31 December 2009, the Company had a net loss of $1,697,124 (2008 - $1,865,179) and as a result was not obligated to pay any income taxes.

As of 31 December 2009, the Company had non-capital losses of approximately $15,421,808 available to be carried forward and to offset future taxable income. These losses expire as follows:

2010	$37,214
2014	2,822,191
2015	4,311,769
2026	2,396,581
2027	2,964,271
2028	1,501,030
2029	1,388,752
$15,421,808

The Company has deferred income tax assets as follows:

	2009	2008
Net operating loss carried forward	$15,421,808	$13,360,571
Effective income tax rate	32.5%	32.5%
Deferred income tax on loss carried forward	5,012,088	4,342,185
Valuation allowance for deferred income tax assets	(5,012,088)	(4,342,185)
	$-	$-

It has been determined that realization of a deferred income tax asset is not likely to occur and therefore a valuation allowance has been recorded against these non-capital losses.

11.    ADVANCES FROM STOCKHOLDERS

Advances from stockholders include the following:

A loan of $90,000 from a director of the corporation, which is unsecured, bears interest at 2% per month, and is due on demand. The Company has accrued interest of $21,600 (2008 - $21,600) as interest on this loan from a director for the year.

Other loans from shareholders and directors which are unsecured, non-interest bearing, and are due on demand. The Company calculated the fair value of interest on these interest free loans from shareholders at the rate of 5% (2008 – 5%) per annum and recorded it as a component of additional paid in capital.

12.    LOANS PAYABLE

The Company’s subsidiary Mega Bond obtained a loan of US $85,788 (CAD $90,000) on 5 June 2008 which is unsecured, repayable in 12 months, and carries a rate of interest of 18% payable semi annually. As of 31 December 2009, the Company was in default with respect to this loan and the balance remains outstanding.

The Company obtained a loan of $154,418 (CAD $162,000) on 26 November 2008 which is unsecured, non-interest bearing, and repayable on demand.

13.    PROMISSORY NOTE PAYABLE

Promissory note in the amount of $2,017,478 (2008 - $1,429,232) bears interest at 3% per month, with principal and interest payable on 31 December 2005. As of 31 December 2009, the Company was in default with respect to this loan and the balance remains outstanding.

14.    CAPITAL STOCK

Authorized
                        5,000,000    non-voting preferred shares with a par value of $0.001 per share
150,000,000            voting common shares with a par value of $0.001 per share

Issued and Outstanding
 14,899,419             common shares (2008 - 12,192,752)

Stock Issuances

On 13 March 2008, the Company issued 60,000 common shares to Whalehaven valued at $0.35 per common share, being payment of interest accrued on convertible notes for $21,000.

On 26 May 2008, the Company issued 1,333,332 common shares valued at $600,000 in lieu of security for $600,000 (RMB 4.2 million) to Liao, Dong Shang (mine owner) in accordance with the Management Agreement with Liuzhou Yi Sheng Da Trading Co., Ltd. (“Liuzhou”), dated 26 May 2008. The management of the Manganese Ore at Guangxi Fong Sheng has been assigned to the Company for a period of ten years, commencing on 1 June 2008 and terminating on 31 May 2018.

On 22 July 2008, the Company received share subscriptions from Million Financial Corporation to purchase 3,184,687 restricted shares at $0.105 for a total consideration of $334,392. The Company issued 3,184,687 restricted shares to Million Financial Corporation. The Company also issued an additional 318,469 shares (being 10% of 3,184,687 restricted shares issued) as commission to Million Financial Corporation.

On 18 September 2008, the Company received share subscriptions from Million Financial Corporation to purchase 620,155 restricted shares at $0.16 for a total consideration of $100,000. The Company issued 620,155 restricted shares to Million Financial Corporation. The Company also issued an additional 62,016 shares (being 10% of 620,155 restricted shares issued) as commission to Million Financial Corporation.

On 18 September 2008, the Company issued 100,000 restricted common shares and another 200,000 restricted common shares to two consultants, being a total of 300,000 restricted common shares for consulting services.

On 3 November 2008, the Company issued 2,000,000 common shares which were intended to be used as collateral in secured financing of $1.2 million for the Company’s wholly-owned subsidiary Aspire GuangXi Inc.  The shares remained in the possession of the Company during the negotiations and were subsequently cancelled on 5 March 2009 when the financing did not materialize.

On 4 November 2008, the Company issued 250,000 restricted common shares to a consultant for services to be provided over 6 months at a price of $0.44 per share for total consideration of $110,000. The shares will be amortized over 6 months.

On 4 November 2008, the Company issued 400,000 restricted common shares to a consultant for services to be provided over 6 months at a price of $0.44 per share for total consideration of $176,000. The shares will be amortized over 6 months.

On 4 November 2008, the Company issued 40,000 shares to a private investor as part of a private placement for cash at $0.25 per common share for total consideration of $10,000.

On 6 November 2008, the Company issued 39,188 shares to a private investor as part of a private placement for cash at $0.45 per share as per an agreement as of 25 May 2008 for total consideration of $17,634.

On 15 September 2009, the Company issued 675,000 shares and share purchase warrants to a consultant in exchange for $0.01 per share and for services to be provided over 12 months. Each warrant entitles the consultant to purchase one share of the Company at a price of $0.012 and is exercisable at any time within 12 months after the signing date. The value of the services from the issuance of these shares and warrants will be amortized over 12 months.

On 9 October 2009, the Company issued 1,100,000 shares and share purchase warrants to consultants in exchange for $0.01 per share and for services to be provided over 12 months. Each warrant entitles the consultant to purchase 1 share of the Company at a price of $0.012 and is exercisable at any time within 12 months after the signing date.The value of the services from the issuance of these shares and warrants will be amortized over 12 months..

On 15 December 2009, the Company issued 200,000 shares and paid $5,000 cash in exchange for services provided by consultants during the year. The shares were provided at a price of $0.075 per share for total consideration of $20,000.

Stock Options

The Company has adopted a Stock Option Plan (the “Plan”), pursuant to which common shares not exceeding 25% of the total issued and outstanding shares are reserved for issuance. Options may be granted to officers, directors, consultants and full-time employees of the Company. Options granted under the Plan may be exercisable for a period not exceeding ten years, may require vesting, and shall be at an exercise price, all as determined by the Board. Options will be non-transferable and are exercisable only by the participant during his or her lifetime. If a participant ceases affiliation with the Company by reason of death or permanent disability, the option remains exercisable for 180 days following death or 30 days following permanent disability but not beyond the options expiration date. Other termination gives the participant 30 days to exercise, except for termination for cause, which results in immediate cancellation of the option. Options granted under the Plan must be exercised with cash. Any unexercised options that expire or that are cancelled upon an employee ceasing to be employed by the Company become available again for issuance under the Plan. The Plan may be terminated or amended at any time by the Board of Directors.

Activity under the Plan was follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at 31 December 2007	152,204	$5.07
Granted	-	-
Cancelled	-	-
Outstanding at 31 December 2008	152,204	$5.07
Granted	-	-
Cancelled	(152,204)	$5.07
Exercisable at 31 December 2009	-	-

No options were granted in 2008 or 2009. As of 31 December 2009 there were Nil options exercisable (31 December 2008 - 134,204 options exercisable) at a weighted average exercise price of $Nil (31 December 2008 - $5.10).

As of 31 December 2009, there was $Nil (31 December 2008 - $106,640) of unrecognized expenses related to non-vested stock-based compensation arrangements. The stock-based compensation expense for the year related to options was $106,640 (2008 - $213,280).

Stock Purchase Warrants

During the year, the following activity occurred in respect of warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at 31 December 2007	255,333	$33.11
Granted	-	-
Expired	(225,333)	$33.11
Outstanding at 31 December 2008	30,000	$1.50
Granted	1,775,000	$0.012
Expired	(30,000)	$1.50
Exercisable at 31 December 2009	1,775,000	$0.012

As of 31 December 2009, 675,000 of the warrants outstanding are due to expire on 15 September 2010 and 1,100,000 of the warrants outstanding are due to expire on 9 October 2010.

As of 31 December 2009, there was $43,125 (31 December 2008 - $Nil) of unamortized deferred stock-based compensation related to warrants outstanding. The stock-based compensation expense for the year related to warrants was $14,375 (2008 - $Nil).

Common Stock Subscribed

The Company has an agreement with SBI and Westmoreland wherein they have committed to purchase 80,000 common shares of the Company at $50 per share for $4 million of funding. Net proceeds of $695,000 have been received by the Company and Westmoreland to date for the purchase of 15,000 common shares. SBI and Westmoreland have signed promissory notes for the balance that has not yet been received.

On 15 September 2009, the Company issued 675,000 common shares at a price of $0.01 for total proceeds of $6,750 which is receivable at year-end.

On 9 October 2009, the Company issued 1,100,000 common shares at a price of $0.01 for total proceeds of $11,000 which is receivable at year-end.

15.    DEFERRED STOCK-BASED COMPENSATION

Activity in deferred stock-based compensation for the years ended 31 December 2009 and 2008 was as follows:

Balance at 31 December 2007	$-
Stock issued for services (650,000 shares)	286,000
Stock-based compensation expense	(124,667)
Balance at 31 December 2008	161,333
Stock issued for services (1,775,000 shares)	50,750
Warrants issued for services (1,775,000 warrants)	57,500
Stock-based compensation expense	(188,396)
Balance at 31 December 2009	$81,187

16.    COMMITMENTS AND CONTINGENCIES

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

The Company leases premises in Canada under an operating lease with a three years term expiring on May 31, 2010. Minimum lease commitments exclusive of insurance and other occupancy charges under the lease atyear-end were:

2010 (5 months)	$3,900
Total	$3,900

The Company’s subsidiary Aspire Guangxi executed a distribution and management agreement with the owner of a manganese ore mine in China. To facilitate access to the mine, the Company has committed payments to the property owners in the outskirts of the mining property to facilitate access to the mining property. The Company is committed to the following payments:

2010	-
2011	3,645
2012	13,804
2013 and thereafter	105,307
Total	$122,756

17.    SEGEMENTED DISCLOSURES

Revenue and assets by geographic regions and business segment are as follows for 2009:

	China (Mine Management)	Hong Kong (Import / Export)
Sales	-	71,169
Cost of Sales	-	(63,198)
Operating Expenses	(1,605,299)	(83,854)
Net Loss	(1,605,299)	(91,825)
Total Assets	1,085,794	4,840

Revenue and assets by geographic regions and business segment are as follows for 2008:

	China (Mine Management)	Hong Kong (Import / Export)
Sales	-	169,795
Cost of Sales	-	(158,420)
Operating Expenses	(1,800,675)	(75,879)
Net Loss	(1,800,675)	(64,504)
Total Assets	1,271,356	33,475

18.    SUBSEQUENT EVENTS

On 14 February 2011, the Company entered into an Acquisition Agreement with its directors Bok Wong and To Hon Lam and the Company’s wholly owned subsidiary Perfisans Networks Corporation. Pursuant to this agreement, Bok Wong and To Hon Lam acquired 100% of the common stock of Perfisans for consideration of $10.

On 14 February 2011, the Company and Candid Global Resources Hong Kong Ltd entered into an Asset Purchase Agreement whereby Candid Global Resources Hong Kong Ltd agreed to sell to Aspire, 100% of their assets, including the sub-entity known as “Mygos” and related trademarks and intellectual property for 10,000,000 common shares of Aspire.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

Based on this evaluation, our chief executive officer and principal accounting officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2009 at the reasonable assurance level for the reasons discussed below related to identified material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be presented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was not effective due to the material weaknesses identified below:

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company only employs two executive officers, one of which is a director, segregation of duties is not possible at this stage in the corporate lifecycle. We are planning to mitigate this risk by hiring an adequate amount of staff in the future in order to segregate incompatible duties.  We do not presently possess the necessary funds to hire such staff.  Until this time that we have adequate funds to hire additional staff, the board will be actively involved in reviewing all significant transactions which are subject to this weakness.  This weakness was identified by our auditors during the audit of the December 31, 2009 fiscal year.  This weakness has existed since inception of the Company.

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

ITEM 9(B). OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, & CORPORATE GOVERNANCE

NAME	AGE	POSITION
Bok Wong	46	CEO, President, Principle Accounting Officer & Chairman
To-Hon Lam	50	Director
Eric Wang	43	Director

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons pursuant to the foregoingprovisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under the securities laws of the United States, our directors, our executive (and certain other) officers, and any persons holding ten percent or more of our shares of common stock must report on their ownership of our shares of common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2009, based solely on a review of filings made with the SEC, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, certain information concerning the compensation of our Chief Executive Officer and each other most highly compensated executive officers of our company whose aggregate compensation exceeded $100,000 during the years ended December 31, 2009, 2008, 2007 and 2006.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION COMPENSATION	YEAR	SALARY	BONUS(3)	OTHER ANNUAL COMPENSATION	SECURITIES UNDERLYING OPTIONS /SARS (#)	LTIP PAYOUTS	ALL OTHER COMPEN- SATION
BOK WONG
Chairman,
President,CEO	2009	200,000	0	0	0	0	0
and Treasurer(1)	2008	200,000	0	0	0	0	0
	2007	200,000	210,000	0	0	0	0
	2006	200,000	0	0	0	0	0
TO-HON LAM	2009	200,000	0	0	0	0	0
Director (2)	2008	200,000	0	0	0	0	0
	2007	200,000	210,000	0	0	0	0
	2006	200,000	0	0	0	0	0

(1)	Mr. Wong became the Chairman, President, CEO and Treasurer of the Company effective November 8, 2006.

(2)	Mr. Lam resigned as the Chairman, President, CEO and Treasurer of the Company effective November 8, 2006.

(3)	In 2007, the Company issued 480,000 shares for total consideration of $420,000 to two directors as a bonus.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

NAME AND PRINCIPAL POSITION	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED	# OF SHARES UNDERLYING OPTIONS AT YEAR END
BOK WONG
Chairman, President and CEO			40,000
TO-HON LAM
Director			40,000

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

There were no options granted under the Plan in fiscal years 2009 and 2008. During the year, as a result of ceased operations at the mine, all outstanding options held by employees were cancelled.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of December 31, 2009, our authorized capitalization consisted of 150,000,000 shares of common stock, par value $0.001 per share. As of February 18, 2011, there were 18,884,419 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the shareholder.

The following table sets forth, as of December 31, 2009, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

NAME OF BENEFICIAL OWNER (1)	NUMBER OF SHARES BENEFICIALLY OWNED(2)	PERCENTAGE OF BENEFICIALLY OWNED(3)
Million Financial Corporation	2,920,043	19.61%
General Resources Co.	460,000	3.09%
Bok Wong	264,112	1.77%
To-Hon Lam	264,112	1.77%
Directors and officers as a group	860,000	5.77%

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

We received a loan from a director of $90,000 during 2005. Interest is accrued on this loan at a rate of 2% per month.

Other than the foregoing, there have been no transactions between our company and any of our officers, directors, 10% shareholders or any other affiliates required to be reported hereunder.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

Aggregate fees billed to our company by our principal auditor DNTW Chartered Accountants LLP for the fiscal year ended December 31, 2009and 2008 are as follows:

	2009	2008
Audit-Related Fees	$40,600	$27,250
Tax Fees	-	-
All Other Fees	-	-
Total	$40,600	$27,250

We do not have an audit committee. Since our management recently changed as a result of the acquisition of Perfisans Networks, we were not able to identify and appoint a suitable nominee in time for this annual report. Our management is currently diligently pursuing such a candidate and will appoint an audit committee promptly.

Figures may not add up due to rounding of percentages.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Exhibits

3.1.1	Articles of Incorporation (1)

3.1.2	Amendment to the Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Employment Agreement with To-Hon Lam(1)

10.2	Employment Agreement with Bok Wong(1)

14	Code of Ethics (1)

21	Subsidiaries of the registrant (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification. (2)

32.1	Certification by the Chief Executive Officer & Principal Accounting Officer Relating to a Periodic Report Containing Financial Statements. (2)*

(1)	Previously filed.

(2)	Filed herewith.

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

ASPIRE INTERNATIONAL INC.

DATE: March 18, 2011

By:	/s/ BokWong

CEO, Principal Accounting Officer and Chairman of the Board

          In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Bok Wong	CEO, Principal Accounting Officer and Chairman of the Board	March 18, 2011

To-Hon Lam	Director	March 18, 2011

Eric Wang	Director	March 18, 2011