Form 10-Q
period 2010-03-31
ASPIRE INTERNATIONAL, INC.
filed 2011-04-14
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q
_________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended March 31, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from ____________ to ____________

Commission File No. 000-27773

ASPIRE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	91-1869317
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

32,924,419 issued and outstanding as of April 11, 2011.

ASPIRE INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

	31 March	31 December
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$46,440	$51,888
Prepayments and other receivables	6,669	6,236
Advances receivable	526,645	517,474
Total Current Assets	579,754	575,598

Capital and Other Assets:
Deferred charges	51,342	54,391
Property and equipment, net	451,140	460,644
Intellectual property	1	1
Total Capital and Other Assets	502,483	515,036

Total Assets	$1,082,237	$1,090,634
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$4,234,483	$4,111,672
Customer advances	759,937	746,703
Advances from stockholders	759,496	743,463
Loans payable	302,412	288,436
Promissory note payable	2,199,051	2,017,478
Total Current Liabilities	8,255,379	7,907,752

Stockholders’ Deficit:
Preferred stock, 5,000,000 non-voting, par value of $0.001 per share, Nil issued and outstanding	-	-
Common stock, 150,000,000, par value of $0.001 per share, 14,899,419 issued and outstanding (31 December 2009 – 14,899,419)	14,899	14,899
Additional paid-in capital	17,838,954	17,838,954
Stock subscriptions receivable	(617,750)	(617,750)
Deferred stock compensation	(54,124)	(81,187)
Accumulated other comprehensive loss	(300,364)	(274,408)
Accumulated deficit	(24,054,757)	(23,697,626)
Total Stockholders' Deficit	(7,173,142)	(6,817,118)

Total Liabilities and Stockholders' Deficit	$1,082,237	$1,090,634

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

Sales	$-	$71,169
Cost of Sales	-	63,198
Gross Profit	-	7,971

Operating Expenses:
Interest	187,223	134,954
Management salaries	100,000	100,000
General and administrative	47,720	223,722
Depreciation	22,188	29,924
Total Operating Expenses	357,131	488,600

Net Loss from Operations	(357,131)	(480,629)
Write-down of assets	-	(107,987)
Net Loss before Income Taxes	(357,131)	(588,616)
Income taxes	-	-
Net Loss	$(357,131)	$(588,616)

Other Comprehensive Income:
Foreign currency translation	(25,956)	2,392
Comprehensive Loss	$(383,087)	$(586,224)

Net Loss per Common Share	$(0.03)	$(0.05)

Weighted Average Number of Shares Outstanding – Basic and Diluted	12,257,752	12,192,752

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
Cash Flows From Operating Activities
Net loss	$(357,131)	$(588,616)
Adjustments for non-cash items:
Depreciation	22,188	29,924
Writedown of assets	-	107,987
Stock-based compensation	27,063	196,320
Interest accrued on promissory note payable	181,573	128,631
Adjustments for changes in working capital:
Prepayments and other receivables	-	(3,476)
Accounts payable and accrued liabilities	122,811	75,656
Net Cash Used In Operating Activities	(3,496)	(53,574)

Cash Flows From Financing Activities
Proceeds from loan payable	13,976	-
Advances from stockholders	16,033	38,558
Net Cash Provided By Financing Activities	30,009	38,558

Effect of foreign currency translation	(31,961)	8,395

Net decrease in cash	(5,448)	(6,621)

Cash - beginning of period	51,888	24,227

Cash - end of period	$46,440	$17,606

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010
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

2.    BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended 31 March 2010 are not necessarily indicative of the results that may be expected for the year ending 31 December 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 December 2009.

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

4.    ADVANCES RECEIVABLE

The Company’s subsidiary Aspire GuangXi executed a manganese ore mining distribution and management agreement in China with the mine owner and a management company. From the proceeds of the mining operation, Aspire GuangXi is required to distribute 30% to the management company who is responsible to incur all operating expenses. As at March 31, 2010, Aspire GuangXi has a receivable of $526,645 (December 31, 2009 - $517,474), as a result of paying for certain expenses on behalf of the management company and to enable it to commence mining operations. Once the mine commences operations the Company is expected to receive repayment of these advances.

5.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
Accounts payable	$297,383	$296,404
Accrued liabilities – management salaries	2,299,000	2,199,000
Accrued liabilities – payroll	411,205	399,348
Accrued liabilities – interest	252,288	251,935
Accrued liabilities – consulting	194,424	194,424
Accrued liabilities – professional	35,346	35,018
Accrued liabilities – others	744,837	735,543
Total	$4,234,483	$4,111,672

6.    ADVANCES FROM STOCKHOLDERS

During the three months ended 31 March 2010, the Company received advances from stockholders totalling $15,000 which are unsecured, non-interest bearing, and due on demand.

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

The Company leases premises in Canada under an operating lease with a three years term expiring on May 31, 2010. Minimum lease commitments exclusive of insurance and other occupancy charges under the lease at March 31, 2010 were:

2010 (2 months)	$650
Total	$650

The Company’s subsidiary Aspire Guangxi executed a distribution and management agreement with the owner of a manganese ore mine in China. To facilitate access to the mine, the Company has committed payments to the property owners in the outskirts of the mining property to facilitate access to the mining property. The Company is committed to the following payments:

2011	$3,645
2012	13,804
2013 and thereafter	105,307
Total	$122,756

8.    SEGEMENTED DISCLOSURES

Revenue and assets by geographic regions and business segment are as follows for the three months ended March 31, 2010:

	China (Mine Management)	Hong Kong (Import / Export)
Sales	-	-
Cost of Sales	-	-
Operating Expenses	(352,977)	(4,154)
Net Loss	(352,977)	(4,154)
Total Assets	1,077,330	4,907

Revenue and assets by geographic regions and business segment are as follows for the three months ended March 31, 2009:

	China (Mine Management)	Hong Kong (Import / Export)
Sales	-	71,169
Cost of Sales	-	(63,198)
Operating Expenses	(536,473)	(60,114)
Net Loss	(536,473)	(52,143)
Total Assets	1,159,359	5,322

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in our consolidated financial statements at the notes thereto appearing elsewhere in this quarterly report, and in conjunction with the Management’s Discussion and Analysis set forth in our annual report on Form 10-K for the year ended December 31, 2009.

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

At March 31, 2010, we had an accumulated deficit of $24,054,757 and negative working capital of $7,675,625. For the three months ended March 31, 2010, net cash used in operating activities amounted to $3,496, as compared to $53,574 for the three months ended March 31, 2009.

We have a promissory note in the amount of $2,199,051 that bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management is in default of the payment on maturity and is currently in discussions with the lender to revise the terms. The new terms have not been finalized or agreed to by either side and the lender has not demanded repayment.

At March 31, 2010, we had no material commitments for capital expenditures other than for those expenditures incurred for the mining operations.

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

Our significant accounting policies are summarized in Note 3 of our 2009 annual financial statements filed on Form 10-K on March 18, 2011.  While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

This weakness was identified by our auditors during the audit of the December 31, 2009 fiscal year as filed on Form 10-K. This weakness has existed since inception of the Company and has not been remedied as of March 31, 2010.

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

Date: April 14, 2011	Aspire International, Inc.
	By:	/s/ Bok Wong
Name: Bok Wong
Title: Chief Executive Officer and
Chief Financial Officer