Form 10-Q
period 2010-06-30
ASPIRE INTERNATIONAL, INC.
filed 2011-04-14
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q
_________________

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarter Ended June 30, 2010
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

ASPIRE INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets	1
	Consolidated Statements of Operations	2-3
	Consolidated Statements of Cash Flows	4
	Notes to the Consolidated Financial Statements	5-8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	9
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10
ITEM 4T.	CONTROLS AND PROCEDURES	11

PART II OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	12
ITEM 1A	RISK FACTORS	12
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12
ITEM 4.	REMOVED & RESERVED	12
ITEM 5.	OTHER INFORMATION	12
ITEM 6.	EXHIBITS	12

SIGNATURES		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

	30 June 2010 (Unaudited)	31 December 2009 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$41,984	$51,888
Prepayment and other receivables	6,626	6,236
Advances receivable	551,690	517,474
Total Current Assets	600,300	575,598
Capital and Other Assets
Deferred charges	49,580	54,391
Property and equipment, net	453,668	460,644
Intellectual property	1	1
Total Capital and Other Assets	503,249	515,036
Total Assets	$1,103,549	$1,090,634

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$4,330,104	$4,111,672
Customer advances	796,076	746,703
Advances from stockholders	809,787	743,463
Loans payable	301,289	288,436
Promissory note payable	2,396,965	2,017,478
Total Current Liabilities	8,634,221	7,907,752

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, par value of $0.001 per share; 5,000,000 authorized; Nil issued and outstanding
Common stock, par value of $0.001 per share; 150,000,000 authorized; 15,089,419 issued and outstanding (31 December 2009 - 14,899,419)	15,089	14,899
Additional paid-in capital	17,891,264	17,838,954
Stock subscriptions receivable	(610,000)	(617,750)
Deferred stock-based compensation	(27,061)	(81,187)
Accumulated other comprehensive loss	(280,437)	(274,408)
Accumulated deficit	(24,519,527)	(23,697,626)
Total Stockholders' Deficit	(7,530,672)	(6,817,118)
Total Liabilities and Stockholders' Deficit	$1,103,549	$1,090,634

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED 30 JUNE 2010 AND 2009
 (Unaudited)

	2010	2009

SALES	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-
OPERATING EXPENSES
Interest	203,570	151,810
General and administrative	139,296	107,944
Management salaries	100,000	100,000
Depreciation	21,904	28,933
TOTAL OPERATING EXPENSES	464,770	388,687
NET LOSS FROM OPERATIONS	(464,770)	(388,687)
Writedown of assets	-	(19,352)
NET LOSS	$(464,770)	$(408,039)
OTHER COMPREHENSIVE LOSS
Foreign currency translation	19,927	(43,482)
COMPREHENSIVE LOSS	$(444,843)	$(451,521)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.04)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	12,363,085	8,424,115

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED 30 JUNE 2010 AND 2009
 (Unaudited)

	2010	2009

SALES	$-	$71,169
COST OF SALES	-	63,198
GROSS PROFIT	-	7,971
OPERATING EXPENSES
Interest	390,793	286,764
Management salaries	200,000	200,000
General and administrative	187,016	331,666
Depreciation	44,092	58,857
TOTAL OPERATING EXPENSES	821,901	877,287
NET LOSS FROM OPERATIONS	(821,901)	(869,316)
Writedown of assets	-	(127,339)
NET LOSS	$(821,901)	$(996,655)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	(6,029)	(41,090)
COMPREHENSIVE LOSS	$(827,930)	$(1,037,745)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.07)	$(0.09)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	12,310,419	11,099,890

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED 30 JUNE 2010 AND 2009
 (Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(821,901)	$(996,655)
Adjustments for non-cash items:
Depreciation	44,092	58,857
Writedown of assets	-	127,339
Stock-based compensation	54,126	267,973
Stock issued for services	52,500
Interest accrued on promissory notes payable	379,487	268,839
Adjustments for changes in working capital:
Prepayments and other receivables	-	(5,503)
Accounts payable and accrued liabilities	218,432	200,376
CASH USED IN OPERATING ACTIVITIES	(73,264)	(78,774)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders	66,324	65,888
Proceeds from subscriptions receivable	7,750	-
Proceeds from loans payable	12,853	45,788
CASH PROVIDED BY FINANCING ACTIVITIES	86,927	111,676
EFFECT OF FOREIGN CURRENCY TRANSLATION	(23,567)	(41,387)
NET DECREASE IN CASH	(9,904)	(8,485)
CASH, BEGINNING OF PERIOD	51,888	24,227
CASH, END OF PERIOD	$41,984	$15,742

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED 30 JUNE 2010
(Unaudited)

1.    NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Aspire International, Inc. (the “Company” or “Aspire”) and its wholly-owned subsidiaries, Perfisans Networks Corporation and Mega Bond Group (Hong Kong) Limited (“Mega Bond”). Perfisans Networks Corporation includes the accounts of its wholly-owned subsidiaries, Perfisans Networks (Taiwan) Corporation and Aspire (GuangXi) Inc. All material inter-company balances and transactions have been eliminated. The Company has funded its operations to date mainly through the issuance of shares.

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

2.    BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended 30 June 2010 are not necessarily indicative of the results that may be expected for the year ending 31 December 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 December 2009.

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

4.    ADVANCES RECEIVABLE

The Company’s subsidiary Aspire GuangXi executed a manganese ore mining distribution and management agreement in China with the mine owner and a management company. From the proceeds of the mining operation, Aspire GuangXi is required to distribute 30% to the management company who is responsible to incur all operating expenses. As of June 30, 2010, Aspire GuangXi has a receivable of $551,690 (December 31, 2009 - $517,474), as a result of paying for certain expenses on behalf of the management company and to enable it to commence mining operations. Once the mine commences operations the Company is expected to receive repayment of these advances.

5.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	30 June 2010 (Unaudited)	31 December 2010 (Audited)
Accounts payable	$292,686	$296,404
Accrued liabilities – management salaries	2,399,000	2,199,000
Accrued liabilities – payroll	395,033	399,348
Accrued liabilities – interest	251,806	251,935
Accrued liabilities – consulting	194,424	194,424
Accrued liabilities – professional	32,069	35,018
Accrued liabilities – others	765,086	735,543
Total	$4,330,104	$4,111,672

6.    ADVANCES FROM STOCKHOLDERS

Advances from stockholders include the following:

A loan of $90,000 from a director of the corporation, which is unsecured, bears interest at 2% per month, and is due on demand. For the six months ended 30 June 2010, the Company has accrued interest of $10,800 (six months ended 30 June 2009 - $10,800) as interest on this loan from a director.

Other loans from shareholders and directors which are unsecured, non-interest bearing, and are due on demand. The Company calculated the fair value of interest on these interest free loans from shareholders at the rate of 5% (2009 – 5%) per annum and recorded it as a component of additional paid in capital.

During the six months ended 30 June 2010, the Company received advances from stockholders totalling $69,500 which are unsecured, non-interest bearing, and due on demand.

7.    CAPITAL STOCK

On 9 April 2010, the Company issued 40,000 shares to a consultant for stock promotional services.

On 19 April 2010, the Company issued 50,000 shares to a consultant for legal services.

On 4 June 2010, the Company issued 100,000 shares to a consultant for stock promotional services.

8.    COMMITMENTS AND CONTINGENCIES

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

The Company leased premises in Canada under an operating lease with a three year term expiring on May 31, 2010. The Company continues to lease this premises on a month-to-month basis at a rate of $2,200 CAD, after this lease expired.

The Company’s subsidiary Aspire Guangxi executed a distribution and management agreement with the owner of a manganese ore mine in China. To facilitate access to the mine, the Company has committed payments to the property owners in the outskirts of the mining property to facilitate access to the mining property. The Company is committed to the following payments:

2011	$3,752
2012	14,210
2013	15,719
2014	17,228
2015 and thereafter	75,450
Total	$126,358

9.    SEGMENTED DISCLOSURES

Revenue and assets by geographic regions and business segment are as follows for the six months ended 30 June 2010:

	China (Mine Management)	Hong Kong (Import / Export)
Sales	-	-
Cost of Sales	-	-
Operating Expenses	(813,821)	(8,080)
Net Loss	(813,821)	(8,080)
Total Assets	1,098,440	5,109

Revenue and assets by geographic regions and business segment are as follows for the six months ended 30 June 2009:

	China (Mine Management)	Hong Kong (Import / Export)
Sales	-	71,169
Cost of Sales	-	(63,198)
Operating Expenses	(912,583)	(92,043)
Net Loss	(912,583)	(84,072)
Total Assets	1,078,092	37,349

10.    SUBSEQUENT EVENTS

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

At June 30, 2010, we had an accumulated deficit of $24,519,527 and negative working capital of $8,033,921. For the six months ended June 30, 2010, net cash used in operating activities amounted to $65,388 as compared to $78,774 for the six months ended June 30, 2009.

We have a promissory note in the amount of $2,396,965 that bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management is in default of the payment on maturity and is currently in discussions with the lender to revise the terms. The new terms have not been finalized or agreed to by either side and the lender has not demanded repayment.

At June 30, 2010, we had no material commitments for capital expenditures other than for those expenditures incurred for the mining operations.

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

Our significant accounting policies are summarized in Note 3 of our annual financial statements filed on Form 10-K on March 18, 2010.  While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On 9 April 2010, the Company issued 40,000 shares to a consultant for stock promotional services.

On 19 April 2010, the Company issued 50,000 shares to a consultant for legal services.

On 4 June 2010, the Company issued 100,000 shares to a consultant for stock promotional services.

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