Form 10-Q
period 2010-09-30
ASPIRE INTERNATIONAL, INC.
filed 2011-04-14
CIK 1049861

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q
_________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended September 30, 2010

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from ____________ to ____________

Commission File No. 000-27773

ASPIRE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	91-1869317
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

ASPIRE INTERNATIONAL, INC.

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Consolidated Balance Sheets	1
	Consolidated Statements of Operations	2-3
	Consolidated Statements of Cash Flows	4
	Notes to the Consolidated Financial Statements	5-8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS	9
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10
ITEM 4T.	CONTROLS AND PROCEDURES	11

PART II OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	12
ITEM 1A	RISK FACTORS	12
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12
ITEM 4.	REMOVED & RESERVED	12
ITEM 5.	OTHER INFORMATION	12
ITEM 6.	EXHIBITS	13

SIGNATURES		14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

	30 September 2010 (Unaudited)	31 December 2009 (Audited)
ASSETS
Current Assets
Cash and cash equivalents	$58,831	$51,888
Prepayment and other receivables	41,001	6,236
Advances receivable	542,871	517,474
Total Current Assets	642,703	575,598
Capital and Other Assets

Deferred charges	44,652	54,391
Property and equipment, net	446,789	460,644
Intellectual property	1	1
Total Capital and Other Assets	491,442	515,036
Total Assets	$1,134,145	$1,090,634
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$4,430,174	$4,111,672
Customer advances	783,351	746,703
Advances from stockholders	904,479	743,463
Loans payable	309,249	288,436
Promissory note payable	2,612,692	2,017,478
Total Current Liabilities	9,039,945	7,907,752

Commitments and Contingencies

Stockholders' Deficit

Preferred stock, par value of $0.001 per share; 5,000,000 authorized; Nil issued and outstanding
Common stock, par value of $0.001 per share; 150,000,000 authorized; 18,674,419 issued and outstanding (31 December 2009 – 14,899,419)	18,674	14,899
Additional paid-in capital	18,969,779	17,838,954
Stock to be issued	60,000	-
Stock subscriptions receivable	(825,900)	(617,750)
Deferred stock-based compensation	(585,832)	(81,187)
Accumulated other comprehensive loss	(302,489)	(274,408)
Accumulated deficit	(25,240,032)	(23,697,626)
Total Stockholders' Deficit	(7,905,800)	(6,817,118)
Total Liabilities and Stockholders' Deficit	$1,134,145	$1,090,634

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED 30 SEPTEMBER 2010 AND 2009
(Unaudited)

	2010	2009

SALES	$-	$-
COST OF SALES	-	-
GROSS PROFIT	-	-
OPERATING EXPENSES
General and administrative	375,384	18,876
Interest	221,404	152,834
Management salaries	100,000	100,000
Depreciation	23,717	28,683
TOTAL OPERATING EXPENSES	720,505	300,393
NET LOSS	$(720,505)	$(300,393)
OTHER COMPREHENSIVE LOSS
Foreign currency translation	(22,052)	(109,469)
COMPREHENSIVE LOSS	$(742,557)	$(409,862)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.05)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	13,455,994	12,369,016

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED 30 SEPTEMBER 2010 AND 2009
(Unaudited)

	2010	2009

SALES	$-	$71,169
COST OF SALES	-	63,198
GROSS PROFIT	-	7,971
OPERATING EXPENSES
Interest	612,197	439,598
General and administrative	562,400	350,542
Management salaries	300,000	300,000
Depreciation	67,809	87,540
TOTAL OPERATING EXPENSES	1,542,406	1,177,680
LOSS FROM OPERATIONS	(1,542,406)	(1,169,709)
Writedown of assets	-	(127,339)
NET LOSS	$(1,542,406)	$(1,297,048)
OTHER COMPREHENSIVE LOSS
Foreign currency translation	(28,081)	(150,569)
COMPREHENSIVE LOSS	$(1,570,487)	$(1,448,138)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.12)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	12,694,186	12,369,016

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED 30 SEPTEMBER 2010 AND 2009
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,542,406)	$(1,297,048)
Adjustments for non-cash items:
Depreciation	67,809	87,540
Writedown of assets	-	127,339
Stock-based compensation	198,355	267,973
Stock issued for services	217,500	-
Interest accrued on promissory notes payable	595,214	421,665
Adjustments for changes in working capital:
Prepayments and other receivables	(34,232)	(6,833)
Accounts payable and accrued liabilities	318,502	336,413
CASH USED IN OPERATING ACTIVITIES	(179,258)	(62,951)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(41,698)	-
CASH USED IN INVESTING ACTIVITIES	(41,698)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders	161,016	205,444
Proceeds from stock to be issued	60,000	-
Proceeds from warrants exercised	14,100	-
Stock subscriptions receivable	(8,150)	-
Proceeds from loans payable	20,813	66,006
CASH PROVIDED BY FINANCING ACTIVITIES	247,779	271,450
EFFECT OF FOREIGN CURRENCY TRANSLATION	(19,896)	(151,611)
NET DECREASE IN CASH	6,943	(56,888)
CASH, BEGINNING OF PERIOD	51,888	24,227
CASH, END OF PERIOD	$58,831	$81,115

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED 30 SEPTEMBER 2010
(Unaudited)

1.    NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Aspire International, Inc. (the “Company” or “Aspire”) and its wholly-owned subsidiaries, Perfisans Networks Corporation, Mega Bond Group (Hong Kong) Limited (“Mega Bond”), and Aspire International Group (Hong Kong) Limited. Perfisans Networks Corporation includes the accounts of its wholly-owned subsidiaries, Perfisans Networks (Taiwan) Corporation and Aspire (GuangXi) Inc. All material inter-company balances and transactions have been eliminated. The Company has funded its operations to date mainly through the issuance of shares.

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

During the third quarter of 2010, the Company opened a new subsidiary, Aspire International Group (Hong Kong) Limited, which will identify potential acquisition targets in the online shopping industry.

2.    BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended 30 September 2010 are not necessarily indicative of the results that may be expected for the year ending 31 December 2010.  For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 December 2009.

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

4.    ADVANCES RECEIVABLE

The Company’s subsidiary Aspire GuangXi executed a manganese ore mining distribution and management agreement in China with the mine owner and a management company. From the proceeds of the mining operation, Aspire GuangXi is required to distribute 30% to the management company who is responsible to incur all operating expenses. As of September 30, 2010, Aspire GuangXi has a receivable of $542,871 (December 31, 2009 - $517,474), as a result of paying for certain expenses on behalf of the management company and to enable it to commence mining operations. Once the mine commences operations the Company is expected to receive repayment of these advances.

5.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	30 September 2010 (Unaudited)	31 December 2010 (Audited)
Accounts payable	$292,686	$296,404
Accrued liabilities – management salaries	2,499,000	2,199,000
Accrued liabilities – payroll	395,033	399,348
Accrued liabilities – interest	251,806	251,935
Accrued liabilities – consulting	194,424	194,424
Accrued liabilities – professional	32,069	35,018
Accrued liabilities – others	765,156	735,543
Total	$4,430,174	$4,111,672

6.    ADVANCES FROM STOCKHOLDERS

Advances from stockholders include the following:

A loan of $90,000 from a director of the corporation, which is unsecured, bears interest at 2% per month, and is due on demand. For the nine months ended 30 September 2010, the Company has accrued interest of $16,200 (nine months ended 30 September 2009 - $16,200) as interest on this loan from a director.

Other loans from shareholders and directors which are unsecured, non-interest bearing, and are due on demand. The Company calculated the fair value of interest on these interest free loans from shareholders at the rate of 5% (2009 – 5%) per annum and recorded it as a component of additional paid in capital.

During the nine months ended 30 September 2010, the Company received advances from stockholders totalling $69,500 which are unsecured, non-interest bearing, and due on demand.

7.    CAPITAL STOCK

On 9 April 2010, the Company issued 40,000 shares to a consultant for stock promotional services.

On 19 April 2010, the Company issued 50,000 shares to a consultant for legal services.

On 4 June 2010, the Company issued 100,000 shares to a consultant for stock promotional services.

On 7 July 2010, the Company issued 60,000 shares to a consultant for services rendered. Of these shares, 40,000 were subsequently cancelled on 7 October 2010 for non-performance.

On 20 July 2010, the Company issued 1,000,000 shares as collateral for a funding arrangement. A receivable of $200,000 was recorded in respect of this issuance. Subsequent to year-end, these shares were cancelled as discussed in note 10.

On 27 July 2010, the Company issued 950,000 shares and share purchase warrants to a consultant in exchange for $0.01 per share and for services to be provided over 12 months. Each warrant entitles the consultant to purchase one share of the Company at a price of $0.012 and is exercisable at any time within 12 months after the signing date. The value of the services from the issuance of these shares and warrants will be amortized over 12 months.

On 27 July 2010, the Company issued 400,000 shares at a price of $0.012 in settlement of warrants exercised by consultants. A receivable of $4,800 was recorded in respect of this issuance.

On 18 August 2010, the Company issued 350,000 shares to a consultant for services rendered.

On 16 September 2010, the Company issued 775,000 shares at a price of $0.012 in settlement of warrants exercised by consultants. A receivable of $9,300 was recorded in respect of this issuance.

On 16 September 2010, the Company issued 50,000 shares to a consultant for services rendered.

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

9.    SEGMENTED DISCLOSURES

Starting in the third quarter of 2010, the Company began operating a new segment in the online shopping industry. Revenue and assets by geographic regions and business segment are as follows for the nine months ended 30 September 2010:

	China (Mine Management)	Hong Kong (Import / Export)	Hong Kong (Online Shopping)
Sales	-	-	-
Cost of Sales	-	-	-
Operating Expenses	(1,505,884)	(4,071)	(24,451)
Net Loss	(1,505,884)	(4,071)	(24,451)
Total Assets	1,068,412	4,978	60,755

Revenue and assets by geographic regions and business segment are as follows for the nine months ended 30 September 2009:

	China (Mine Management)	Hong Kong (Import / Export)
Sales	-	71,169
Cost of Sales	-	(63,198)
Operating Expenses	(1,209,134)	(95,885)
Net Loss	(1,209,134)	(87,914)
Total Assets	1,150,465	4,769

10.    SUBSEQUENT EVENTS

On 14 January 2011, the Company cancelled 1,000,000 shares which were previously issued as collateral in a funding arrangement that did not materialize.

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

At September 30, 2010, we had an accumulated deficit of $25,240,032 and negative working capital of $8,397,242. For the nine months ended September 30, 2010, net cash used in operating activities amounted to $173,308 as compared to $62,951 for the nine months ended September 30, 2009.

We have a promissory note in the amount of $2,612,692 that bears interest at 3% per month, with principal and interest payable at December 31, 2005. Management is in default of the payment on maturity and is currently in discussions with the lender to revise the terms. The new terms have not been finalized or agreed to by either side and the lender has not demanded repayment.

At September 30, 2010, we had no material commitments for capital expenditures other than for those expenditures incurred for the mining operations.

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

Our significant accounting policies are summarized in Note 3 of our annual financial statements filed on Form 10-K on March 18, 2011.  While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

This weakness was identified by our auditors during the audit of the December 31, 2008 fiscal year as filed on Amended Form 10-K. This weakness has existed since inception of the Company and has not been remedied as of September 30, 2010.

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

On 7 July 2010, the Company issued 60,000 shares to a consultant for services rendered. Of these shares, 40,000 were subsequently cancelled on 7 October 2010 for non-performance.

On 20 July 2010, the Company issued 1,000,000 shares as collateral for a funding arrangement. A receivable of $200,000 was recorded in respect of this issuance. Subsequent to year-end, these shares were cancelled as discussed in note 10.

On 27 July 2010, the Company issued 950,000 shares and share purchase warrants to a consultant in exchange for $0.01 per share and for services to be provided over 12 months. Each warrant entitles the consultant to purchase one share of the Company at a price of $0.012 and is exercisable at any time within 12 months after the signing date. The value of the services from the issuance of these shares and warrants will be amortized over 12 months.

On 27 July 2010, the Company issued 400,000 shares at a price of $0.012 in settlement of warrants exercised by consultants. A receivable of $4,800 was recorded in respect of this issuance.

On 18 August 2010, the Company issued 350,000 shares to a consultant for services rendered.

On 16 September 2010, the Company issued 775,000 shares at a price of $0.012 in settlement of warrants exercised by consultants. A receivable of $9,300 was recorded in respect of this issuance.

On 16 September 2010, the Company issued 50,000 shares to a consultant for services rendered.

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