Form 10-K
period 2010-12-31
ASPIRE INTERNATIONAL, INC.
filed 2011-04-15
CIK 1049861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 2010.

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
Yes ☐   No  ☑

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☐    No ☑

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 11, 2011: was approximately $12,300,000

Indicate the number of shares outstanding of the Company’s classes of common stock as of April 11, 2011: 32,294,419 shares of common stock, par value $0.001 per share.

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

For the fiscal year 2010, the Company’s organizational chart was as follows:

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

The Company’s primary business operations, purchased as part of this agreement, is the Mygos website (http://www.mygos.net/) which is an online business-to-consumer shopping mall. Mygos operates as a platform to allow users to start their own businesses online and currently hosts over 80,000 active stores. The Mygos business is operated by the Company's Hong Kong office Aspire International Group Limited.

EMPLOYEES

As of December 31, 2010, the Company had 4 full-time employees in Canada and China.

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters are located at 18 Crown Steel Drive, Suite 310, Markham, Ontario, L3R 9X8, in 1,267 square feet of office space leased from an unrelated party. The Company leased premises in Canada under an operating lease with a three year term which expired on May 31, 2010. The Company continues to lease this premises on a month-to-month basis at a rate of $2,135 , after this lease expired.

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

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

Our shares of common stock are quoted on the NASDAQ’s OTC Bulletin Board under the symbol “PFNH”. The symbol was changed to “PFHD” on November 14, 2007 after the 25 to 1 reverse stock split. The symbol was again changed to “APIT” on December 18, 2007. Listed below are the high and low sale prices for the shares of our common stock during the fiscal years ended December 31, 2009 and 2010 and through April 11, 2011. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

Common Stock	High	Low

Fiscal 2009

First Quarter	$0.15	$0.04
Second Quarter	0.10	0.02
Third Quarter	0.05	0.02
Fourth Quarter	0.38	0.02

Fiscal 2010

First Quarter	$0.04	$0.02
Second Quarter	0.04	0.02
Third Quarter	0.39	0.02
Fourth Quarter	0.38	0.11
Through April 11, 2011	0.46	0.24

On April 11, 2011 there were approximately 253 holders of record of our 18,884,419 shares of common stock issued and outstanding.

On April 11, 2011 the last sale price of the shares of our common stock as reported on the OTC Bulletin Board was $0.38.

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

RECENT SALES of UNREGISTERED SECURITIES

On 9 April 2010, the Company issued 40,000 shares to a consultant for stock promotional services. The shares were valued at $10,000, being the value of services received. These services are included in general and administrative expenses.

On 19 April 2010, the Company issued 50,000 shares to a consultant for legal services. The shares were valued at $4,500, being the value of services received. These services are included in general and administrative expenses.

On 4 June 2010, the Company issued 100,000 shares to a consultant for stock promotional services. The shares were valued at a price of $0.38 per share, being the market price on the date of issuance. These services are included in general and administrative expenses.

On 7 July 2010, the Company issued 60,000 shares to a consultant for services rendered. Of these shares, 40,000 were subsequently cancelled on 7 October 2010 for non-performance. The shares were valued at a price of $0.40 per share, being the market price on the date of issuance. These services are included in general and administrative expenses.

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

On 18 August 2010, the Company issued 350,000 shares to a consultant for services rendered. The shares were valued at a price of $0.32 per share, being the market price on the date of issuance. These services are included in general and administrative expenses.

On 16 September 2010, the Company issued 775,000 shares at a price of $0.012 in settlement of warrants exercised by consultants. A receivable of $9,300 was recorded in respect of this issuance.

On 16 September 2010, the Company issued 50,000 shares to a consultant for services rendered. The shares were valued at a price of $0.39 per share, being the market price on the date of issuance. These services are included in general and administrative expenses.

On 20 October 2010, the Company issued 150,000 shares to a consultant for stock promotional services. The shares were valued at a price of $0.32 per share, being the market price on the date of issuance. These services are included in general and administrative expenses.

On 27 October 2010, the Company issued 100,000 shares and share purchase warrants to a consultant in exchange for $0.01 per share and for services to be provided over 12 months. Each warrant entitles the consultant to purchase one share of the Company at a price of $0.012 and is exercisable at any time within 12 months after the signing date. The value of the services from the issuance of these shares and warrants will be amortized over 12 months.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY PLANS

On February 12, 2004, our board of directors adopted our 2004 Stock Option Plan (the “Option Plan”). The Option Plan provides for the grant of incentive and non-qualified stock options to selected employees, the grant of non-qualified options to selected consultants and to directors and advisory board members. The Option Plan authorizes the grant of options for 10,000,000 shares of our common stock. During the fiscal year 2009, the Company cancelled all outstanding stock options, when the Aspire GuangXi mining operation became inactive. There were no options granted under the Plan in fiscal years 2010 and 2009.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS:

Contractual obligations as of December 31, 2010 are as follows:

Contractual Obligations	Total	Less than 1 year	After 1-3 years	3-5 years	Thereafter

Building leases	$256,192	$42,699	$213,493	$—	$—

Land use payments	126,358	3,752	29,929	35,965	56,712

Promissory note	2,847,834	2,847,834	—	—	—

Total	$3,230,384	$2,894,285	$2,43,422	$35,965	$56,712

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

REVENUE RECOGNITION

Mega Bond – This subsidiary’s primary business operations involve sourcing electronic components for importing into China. Its policy is to recognize revenue earned on a gross vs. net basis in accordance with ASC No. 605-45, “Revenue Recognition: Principal Agent Considerations” whereby it evaluates inventory and credit risk and whether there is a transfer of the risks and rewards of ownership. As a result of the fact that the Company takes possession of the goods prior to import, the Company records revenue on a gross basis. At this time, persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed, and collectability is reasonably assured. The impact on Operating Income is the same whether the Company records revenue on a gross or net basis.

Aspire GuangXi – The Company currently has no revenue related to the mining operations and does not expect to generate revenue until such time that the Company acquires control of the mine in accordance with the earn-in agreement.

Aspire International Group - Our online business-to-consumer shopping marketplace segment generates revenues primarily from membership fees paid by sellers. The membership fees are collected on an annual basis in advance, at the beginning of the year and are non-refundable. The memberships fees are determined based on the number of items listed for sale by the members and amount of website hosting space utilized by the member on the Mygos website. Revenues are recorded as they are earned, on a monthly basis over the service period. The portion of revenues that has been collected but not yet recognized is deferred and carried as a liability on the balance sheet. In the event that a customer cancels their membership at some point during the year, the remaining amount of deferred revenue from that customer will be recognized immediately.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, our actual losses may exceed our estimates, and additional allowances would be required.

ITEM 6, SELECTED FINANCIAL DATA

The registrant is a smaller reporting company, pursuant to Rule 229.10(f)(1), and is not required to report this information.  The financial statements of the issuer are attached.

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

The Company’s primary business operations, purchased as part of this agreement, is the Mygos website (http://www.mygos.net/) which is an online business-to-consumer shopping mall. Mygos operates as a platform to allow users to start their own businesses online and currently hosts over 80,000 active stores. The Mygos business is operated by the Company's Hong Kong office Aspire International Group Limited.

Aspire International Group Ltd. (AIGL) is a wholly owned subsidiary which was incorporated in Hong Kong on August 30, 2010.  This company was established in order to prepare for growing business in Hong Kong and China. AIGL will explore, identify and conduct due diligent on potential business opportunities in the area for acquisition. In September 2010, AIGL started to explore the potential of online shop business opportunities in China and identify a potential target for acquisition - www.mygos.net.

Aspire International (Canada) Inc. was incorporated in December 23, 2010, in the Province of Ontario, Canada. Aspire International (Canada) Inc. is a wholly owned subsidiary, the Company was established to handle the day to day operations and administrative support for its parent company, Aspire International Inc.

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

In Q3 of 2011, the Company intends to begin promoting Mygos in India, Japan, South Korea, and North America.

In Q4 of 2011, the Company intends to begin promoting Mygos in Australia, New Zealand, and Africa.

FISCAL YEAR ENDED DECEMBER 31, 2010 COMPARED TO DECEMBER 31, 2009

There were no revenues in either twelve month period ended December 31, 2010. The sales and cost of sales for 2009 related solely to the Mega Bond division. Mega Bond ceased business operations in the second quarter of 2009. The Company was inactive in 2010.  The reduction in sales of $71,169 was due to the decision of management to cease operations at the end of the first quarter of 2009, until they determined whether it wished to continue in this line of business.  In 2011 management made the decision that it would not discontinue the operations of the division.  There were no significant assets or liabilities remaining in the division at the end of 2010.

Interest increased due to the continued accrued interest on debt and further advances by shareholders.  General and administration increased due to the fact the company was mostly inactive during the last three quarters of 2009.

During the year 2010 the company recorded a write down of assets of $263,365.  This write down was based on an independent third party observation report which concluded that further impairment loss on obsolete items and write off of lost items is considered necessary. Management agreed with their report and made the necessary adjustments to reflect the fair value of the property and equipment in 2010.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had an accumulated deficit of $26,211,208 and a working capital deficit of $8,963,294. For the year ended December 31, 2010, net cash used in operating activities amounted to $279,502, as compared to $63,228 for the year ended December 31, 2009.

We currently have a balance of $347,048 owed to General Resources Company, a corporation which is a shareholder of Aspire. We intend to repay such loans out of proceeds from future additional funding which may be raised by sale of stock.

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

At December 31, 2010, we had no material commitments for capital expenditures other than for those expenditures incurred for the mining operations.

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

We have audited the accompanying consolidated balance sheets of Aspire International, Inc. and Subsidiaries as of 31 December 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended 31 December 2010 and 2009. Aspire International, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aspire International, Inc. and Subsidiaries as of 31 December 2010 and 2009 and the results of its consolidated operations and comprehensive income, stockholders' deficit, and its cash flows for the years ended 31 December 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DNTW Chartered Accountants, LLP
Licensed Public Accountants
Markham, Canada
13 April 2011

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF 31 DECEMBER 2010 AND 2009

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$46,903	$51,888
Prepayment and other receivables	42,258	6,236
Advances receivable	532,289	517,474
Total Current Assets	621,450	575,598
Capital and Other Assets
Deferred charges	39,726	54,391
Property and equipment, net	176,843	460,644
Intellectual property	1	1
Total Capital and Other Assets	216,570	515,036
Total Assets	$838,020	$1,090,634

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$4,549,491	$4,111,672
Customer advances	768,081	746,703
Advances from stockholders	1,009,229	743,463
Loans payable	317,826	288,436
Promissory note payable	2,847,834	2,017,478
Total Current Liabilities	9,492,461	7,907,752

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, par value of $0.001 per share; 5,000,000 authorized; Nil issued and outstanding
Common stock, par value of $0.001 per share; 150,000,000 authorized; 18,884,419 issued and outstanding (31 December 2009 - 14,899,419)	18,884	14,899
Additional paid-in capital	19,086,030	17,838,954
Stock to be issued	60,000	-
Stock subscriptions receivable	(819,900)	(617,750)
Deferred stock-based compensation	(457,165)	(81,187)
Accumulated other comprehensive loss	(331,083)	(274,408)
Accumulated deficit	(26,211,208)	(23,697,626)
Total Stockholders' Deficit	(8,654,442)	(6,817,118)
Total Liabilities and Stockholders' Deficit	$838,020	$1,090,634

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED 31 DECEMBER 2010 AND 2009

	2010	2009
SALES	$-	$71,169
COST OF SALES	-	63,198
GROSS PROFIT	-	7,971
OPERATING EXPENSES
General and administrative	890,404	423,824
Interest	882,235	637,688
Management salaries	400,000	400,000
Depreciation	75,578	116,244
TOTAL OPERATING EXPENSES	2,248,217	1,577,756
NET LOSS FROM OPERATIONS	(2,248,217)	(1,569,785)
Impairment and write off of equipment	(265,365)	(127,339)
NET LOSS	$(2,513,582)	$(1,697,124)
OTHER COMPREHENSIVE LOSS
Foreign currency translation	(56,675)	(121,770)
COMPREHENSIVE LOSS	$(2,570,257)	$(1,818,894)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	$(0.19)	$(0.13)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC AND DILUTED	13,235,966	12,743,260

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCK HOLDERS’ DEFICIT
FOR THE YEARS ENDED 31 DECEMBER 2010 AND 2009

	Shares	Capital Stock	Additional Paid-in Capital	Stock To Be Issued	Stock Subscriptions Receivable	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
Balance at 31 December 2008	12,192,752	$12,192	$17,518,419	$-	$(600,000)	$(161,333)	$(152,638)	$(22,000,502)	$(5,383,862)
Stock issued for cash	666,667	667	49,333	-	-	-	-	-	50,000
Stock issued for services	2,040,000	2,040	81,460	-	(17,750)	(50,750)	-	-	15,000
Warrants issued for services	-	-	57,500	-	-	(57,500)	-	-	-
Stock-based compensation	-	-	106,640	-	-	188,396	-	-	295,036
Fair value of interest on interest-free advances from stockholders	-	-	25,602	-	-	-	-	-	25,602
Foreign currency translation	-	-	-	-	-	-	(121,770)	-	(121,770)
Net loss	-	-	-	-	-	-	-	(1,697,124)	(1,671,522)
Balance at 31 December 2009	14,899,419	$14,899	$17,838,954	$-	$(617,750)	$(81,187)	$(274,408)	$(23,697,626)	$(6,817,118)
Stock issued for services	1,810,000	1,810	628,690	-	11,950	(380,000)	-	-	262,450
Stock issued as collateral	1,000,000	1,000	199,000	-	(200,000)	-	-	-	-
Stock to be issued for cash	-	-	-	60,000	-	-	-	-	60,000
Warrants issued for services	-	-	379,500	-	-	(379,500)	-	-	-
Warrants exercised	1,175,000	1,175	12,925	-	(14,100)	-	-	-	-
Stock-based compensation	-	-	-	-	-	383,522	-	-	383,522
Fair value of interest on interest- free advances from stockholders	-	-	26,961	-	-	-	-	-	26,961
Foreign currency translation	-	-	-	-	-	-	(56,675)	-	(56,675)
Net loss	-	-	-	-	-	-	-	(2,513,582)	(2,513,582)
Balance at 31 December 2010	18,884,419	$18,884	$19,086,030	$60,000	$(819,900)	$(457,165)	$(331,083)	$(26,211,208)	$(8,654,442)

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED 31 DECEMBER 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,513,582)	$(1,697,124)
Adjustments for non-cash items:
Depreciation	75,578	116,224
Impairment and write off of equipment	265,365	127,339
Stock-based compensation	383,522	295,036
Stock issued for services	250,500	15,000
Interest accrued on loans	857,317	613,848
Adjustments for changes in working capital:
Prepayments and other receivables	(36,302)	-
Accounts payable and accrued liabilities	437,820	466,429
CASH USED IN OPERATING ACTIVITIES	(279,502)	(63,228)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(40,780)	-
CASH USED IN INVESTING ACTIVITIES	(40,780)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from stockholders	265,766	86,208
Proceeds from loans payable	29,390	77,667
Proceeds from stock to be issued	60,000	-
Proceeds from warrants exercised	14,100	-
Stock subscriptions receivable	(2,150)	-
Proceeds from issuance of common stock	-	50,000
CASH PROVIDED BY FINANCING ACTIVITIES	367,106	213,875
EFFECT OF FOREIGN CURRENCY TRANSLATION	(51,809)	(122,986)
NET (DECREASE) INCREASE IN CASH	(4,985)	27,661
CASH, BEGINNING OF YEAR	51,888	24,227
CASH, END OF YEAR	$46,903	$51,888

The accompanying notes are an integral part of these consolidated financial statements.

ASPIRE INTERNATIONAL INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED 31 DECEMBER 2010 AND 2009

1.    NATURE OF OPERATIONS

The consolidated financial statements include the accounts of Aspire International, Inc. (the “Company” or “Aspire”) and its wholly-owned subsidiaries, Perfisans Networks Corporation (“Perfisans”), Mega Bond Group (Hong Kong) Limited (“Mega Bond”), and Aspire International Group (Hong Kong) Limited. Perfisans Networks Corporation includes the accounts of its wholly-owned subsidiaries, Perfisans Networks (Taiwan) Corporation (“Perfisans Taiwan”) and Aspire (GuangXi) Inc (“Aspire GuangXi”). All material inter-company balances and transactions have been eliminated. The Company has funded its operations to date mainly through the issuance of shares.

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

Aspire International Group - Our online business-to-consumer shopping marketplace segment generates revenues primarily from membership fees paid by sellers. The membership fees are collected on an annual basis in advance, at the beginning of the year and are non-refundable. The memberships fees are determined based on the number of items listed for sale by the members and amount of website hosting space utilized by the member on the Mygos website. Revenues are recorded as they are earned, on a monthly basis over the service period. The portion of revenues that has been collected but not yet recognized is deferred and carried as a liability on the balance sheet. In the event that a customer cancels their membership at some point during the year, the remaining amount of deferred revenue from that customer will be recognized immediately.

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

The estimated fair values of financial instruments have been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of 31 December 2010 and 2009 the carrying values of financial instruments approximate their fair values due to the short-term maturity of these instruments.

Property and Equipment

Property and equipment are recorded at cost less accumulated amortization. Amortization is provided using the following annual rates and methods:

Furniture and fixtures	20% declining balance
Office equipment	20% declining balance
Computer equipment	30% declining balance
Plant and equipment	30% declining balance

Impairment of Long-Lived Assets

In accordance with ASC No. 360 Property, Plant and Equipment, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the asset less costs to sell. As further described in note 6, the Company recorded a write off and impairment charge of $265,365 with respect to its property and equipment during the year (2009 - $Nil).

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

Stock-Based Compensation

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

Earnings or Loss Per Share

Basic earnings or loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding for the year. Diluted earnings or loss per share is computed by dividing net earnings or loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. At 31 December 2010, there were Nil options (2009 – Nil) and 1,050,000 warrants (2009 – 1,775,000) exercisable. There were no common equivalent shares outstanding at December 31, 2010 and 2009 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive.

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

4.    ADVANCES RECEIVABLE

The Company’s subsidiary Aspire GuangXi executed a manganese ore mining distribution and management agreement in China with the mine owner and a management company. From the proceeds of the mining operation, Aspire GuangXi is required to distribute 30% to the management company who is responsible to incur all operating expenses. As of 31 December 2010, Aspire GuangXi has a receivable of $532,289, as a result of paying for certain expenses on behalf of the management company and to enable it to commence mining operations. Once the mine commences operations the Company is expected to receive repayment of these advances.

5.    DEFERRED CHARGES

During the year ended 31 December 2008, Aspire GuangXi executed a distribution and management agreement with the owner of a manganese ore mine in China. To facilitate access to the mine, the Company made payments to the property owners in the outskirts of the mining property. This cost is being amortized over the period of the agreement.

	Cost	Accumulated Amortization	Net 2010	Net 2009
Deferred charges	$79,627	$39,901	$39,726	$54,391

6.    PROPERTY AND EQUIPMENT

	Cost	Accumulated Amortization	Net 2010	Net 2009
Furniture and fixtures	$73,216	$63,456	$9,760	$1,135
Office equipment	47,849	44,267	3,582	343
Computer equipment	275,395	263,715	11,680	3,169
Plant and equipment	154,709	71,960	82,749	227,985
Construction in progress	69,072	-	69,072	228,012
	$620,241	$443,398	$176,843	$460,644

During the fourth quarter of 2010, management determined that indications of a possible impairment were present for its plant and equipment and construction in progress asset classes. These classes represent equipment for the mine which has been inactive since the first quarter of 2009. As such, management performed an on-site visit to the mine property and determined that several pieces of equipment were missing and others that were rusted. At this time, management assessed that a write off of $163,982 was required with respect to the missing items and an impairment charge of $99,383 was required for the rusted items as they would require additional improvements in order to become operational, combining for a total write off and impairment charge of $265,365.

7.    INTELLECTUAL PROPERTY

Intellectual property represents licenses to use, modify and prepare derivative works of licensors’ source material. Licenses may be subject to annual and usage fees. The terms of the licenses continue indefinitely unless breached by the terms of the agreements. As at 31 December 2010 and 2009, the Company had three licensing agreements, which it entered into between April 2002 and July 2002. These licenses are non-transferable, non-sub licensable and royalty-free. The Company must pay annual support and maintenance fees to the licensors to maintain the terms of the agreements. These licenses give the Company the right to incorporate licensor software into the Company’s internally-developed software and the products it is developing.

Annual support and maintenance fees are expensed as they become due. For 2010 and 2009, the Company is in breach of payment of its annual support and maintenance fees, and in default of such fee payment, the licensors may not maintain the terms of the agreements.

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

8.    BANK INDEBTEDNESS

The Company has overdraft protection available up to a maximum of $10,000 CAD or $10,054 USD (2009 - $9,532 USD).

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	2010	2009
Accounts payable	$303,000	$296,404
Accrued liabilities – management salaries	2,589,000	2,199,000
Accrued liabilities – payroll	421,955	399,348
Accrued liabilities – interest	252,586	251,935
Accrued liabilities – consulting	202,924	194,424
Accrued liabilities – professional	22,744	35,018
Accrued liabilities – others	757,282	735,543
	$4,549,491	$4,111,672

10.    INCOME TAXES

For the year ended 31 December 2010, the Company had a net loss of $2,513,582 (2009 - $1,697,124) and as a result was not obligated to pay any income taxes.

As of 31 December 2009, the Company had non-capital losses of approximately $17,453,327 available to be carried forward and to offset future taxable income. These losses expire as follows:

2014	$2,822,191
2015	4,311,769
2026	2,396,581
2027	2,964,271
2028	1,501,030
2029	1,388,752
2030	2,068,733
$17,453,327

The Company has deferred income tax assets as follows:

	2010	2009
Net operating loss carried forward	$17,453,327	$15,421,808
Effective income tax rate	32.5%	32.5%
Deferred income tax on loss carried forward	5,672,331	5,012,088
Valuation allowance for deferred income tax assets	(5,672,331)	(5,012,088)
	$-	$-

It has been determined that realization of a deferred income tax asset is not likely to occur and therefore a valuation allowance has been recorded against these non-capital losses.

11.    ADVANCES FROM STOCKHOLDERS

Advances from stockholders include the following:

A loan of $90,000 from a director of the corporation, which is unsecured, bears interest at 2% per month, and is due on demand. The Company has accrued interest of $21,600 (2009 - $21,600) as interest on this loan from a director for the year.

Other loans from shareholders and directors which are unsecured, non-interest bearing, and are due on demand. The Company calculated the fair value of interest on these interest free loans from shareholders at the rate of 5% (2009 – 5%) per annum and recorded it as a component of additional paid in capital.

During the year ended 31 December 2010, the Company received advances from stockholders totalling $93,250 which are unsecured, non-interest bearing, and due on demand.

12.    LOANS PAYABLE

The Company’s subsidiary Mega Bond obtained a loan of US $85,788 (CAD $90,000) on 5 June 2008 which is unsecured, repayable in 12 months, and carries a rate of interest of 18% payable semi annually. As of 31 December 2010, the Company was in default with respect to this loan and the balance remains outstanding.

The Company obtained a loan of $154,418 (CAD $162,000) on 26 November 2008 which is unsecured, non-interest bearing, and repayable on demand.

13.    PROMISSORY NOTE PAYABLE

Promissory note in the amount of $2,847,834 (2009 - $2,017,478) bears interest at 3% per month, with principal and interest payable on 31 December 2005. As of 31 December 2010, the Company was in default with respect to this loan and the balance remains outstanding.

14.    CAPITAL STOCK

Stock Issuances

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

On 9 April 2010, the Company issued 40,000 shares to a consultant for stock promotional services. The shares were valued at $10,000, being the value of services received. These services are included in general and administrative expenses.

On 19 April 2010, the Company issued 50,000 shares to a consultant for legal services. The shares were valued at $4,500, being the value of services received. These services are included in general and administrative expenses.

On 4 June 2010, the Company issued 100,000 shares to a consultant for stock promotional services. The shares were valued at a price of $0.38 per share, being the market price on the date of issuance. These services are included in general and administrative expenses.

On 7 July 2010, the Company issued 60,000 shares to a consultant for services rendered. Of these shares, 40,000 were subsequently cancelled on 7 October 2010 for non-performance. The shares were valued at a price of $0.40 per share, being the market price on the date of issuance. These services are included in general and administrative expenses.

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

On 18 August 2010, the Company issued 350,000 shares to a consultant for services rendered. The shares were valued at a price of $0.32 per share, being the market price on the date of issuance. These services are included in general and administrative expenses.

On 16 September 2010, the Company issued 775,000 shares at a price of $0.012 in settlement of warrants exercised by consultants. A receivable of $9,300 was recorded in respect of this issuance.

On 16 September 2010, the Company issued 50,000 shares to a consultant for services rendered. The shares were valued at a price of $0.39 per share, being the market price on the date of issuance. These services are included in general and administrative expenses.

On 20 October 2010, the Company issued 150,000 shares to a consultant for stock promotional services. The shares were valued at a price of $0.32 per share, being the market price on the date of issuance. These services are included in general and administrative expenses.

On 27 October 2010, the Company issued 100,000 shares and share purchase warrants to a consultant in exchange for $0.01 per share and for services to be provided over 12 months. Each warrant entitles the consultant to purchase one share of the Company at a price of $0.012 and is exercisable at any time within 12 months after the signing date. The value of the services from the issuance of these shares and warrants will be amortized over 12 months.

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

Activity under the Plan was follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at 31 December 2008	152,204	$5.07
Granted	-	-
Cancelled	(152,204)	$5.07
Outstanding at 31 December 2009	-	-
Granted	-	-
Cancelled	-	-
Exercisable at 31 December 2010	-	-

No options were granted in 2009 or 2010. As of 31 December 2010 there were Nil options exercisable (31 December 2009 - Nil options exercisable) at a weighted average exercise price of $Nil (31 December 2009 - $Nil).

As of 31 December 2010, there was $Nil (31 December 2009 - $Nil) of unrecognized expenses related to non-vested stock-based compensation arrangements. The stock-based compensation expense for the year related to options was $Nil (2009 - $106,640).

Stock Purchase Warrants

During the year, the following activity occurred in respect of warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at 31 December 2008	30,000	$1.50
Granted	1,775,000	$0.012
Expired	(30,000)	$1.50
Outstanding at 31 December 2009	1,775,000	$0.012
Granted	1,050,000	$0.012
Exercised	(1,175,000)	$0.012
Expired	(1,000,000)	$0.012
Exercisable at 31 December 2010	650,000	$0.012

As of 31 December 2010, 550,000 of the warrants outstanding are due to expire on 27 July 2011 and 100,000 of the warrants outstanding are due to expire on 27 October 2011.

As of 31 December 2010, there was $228,375 (31 December 2009 - $43,125) of unamortized deferred stock-based compensation related to warrants outstanding. The stock-based compensation expense for the year related to warrants was $194,250 (2009 - $14,375).

Common Stock Subscribed

The Company has an agreement with SBI and Westmoreland wherein they have committed to purchase 80,000 common shares of the Company at $50 per share for $4 million of funding. Net proceeds of $695,000 have been received by the Company and Westmoreland to date for the purchase of 15,000 common shares. SBI and Westmoreland have signed promissory notes for the balance of $600,000 that has not yet been received.

On 15 September 2009, the Company issued 675,000 common shares at a price of $0.01 as part of a consulting contract. A receivable of $6,750 was recorded in respect of this issuance.

On 9 October 2009, the Company issued 1,100,000 common shares at a price of $0.01 as part of a consulting contract. A receivable of $11,00 was recorded in respect of this issuance.

On 20 July 2010, the Company issued 1,000,000 shares as collateral for a funding arrangement. A receivable of $200,000 was recorded in respect of this issuance. Subsequent to year-end, these shares were cancelled as discussed in note 18.

On 27 July 2010, the Company issued 950,000 shares at a price of $0.01 as part of a consulting contract. A receivable of $9,500 was recorded in respect of this issuance.

On 27 July 2010, the Company issued 400,000 shares at a price of $0.012 in settlement of warrants exercised by consultants. A receivable of $4,800 was recorded in respect of this issuance.

On 16 September 2010, the Company issued 775,000 shares at a price of $0.012 in settlement of warrants exercised by consultants. A receivable of $9,300 was recorded in respect of this issuance.

On 27 October 2010, the Company issued 100,000 shares at a price of $0.01 as part of a consulting contract. A receivable of $1,000 was recorded in respect of this issuance.

During the year ended 31 December 2010, the Company collected $22,450 on the above listed stock subscriptions receivable.

Common Stock To Be Issued

On 30 July 2010, the Company received $60,000 cash in a private placement transaction, which requires the issuance of 300,000 shares at a price of $0.20 per share. Subsequent to year end, the Company received a further $50,000 as part of another private placement with the same individual, as described in note 18.

15.    DEFERRED STOCK-BASED COMPENSATION

Activity in deferred stock-based compensation for the years ended 31 December 2010 and 2009 was as follows:

Balance at 31 December 2008	$161,333
Stock issued for services (1,775,000 shares)	50,750
Warrants issued for services (1,775,000 shares)	57,500
Stock-based compensation expense	(188,396)
Balance at 31 December 2009	81,187
Stock issued for services (1,050,000 shares)	380,000
Warrants issued for services (1,050,000 warrants)	379,500
Stock-based compensation expense	(388,522)
Balance at 31 December 2010	$457,165

16.    COMMITMENTS AND CONTINGENCIES

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

The Company leased premises in Canada under an operating lease with a three year term expiring on May
31, 2010. The Company continues to lease this premises on a month-to-month basis at a rate of $2,135 CAD, after this lease expired.

The Company also signed a 2-year lease for its online shopping segment in Hong Kong, for which it has committed to payments as follows:

2011	$42,699
2012	128,096
2013	85,397
Total	$256,192

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

17.    SEGEMENTED DISCLOSURES

Starting in the third quarter of 2010, the Company began operating a new segment in the online shopping industry. Revenue and assets by geographic regions and business segment are as follows for 2010:

	China (Mine Management)	Hong Kong (Import / Export)	Hong Kong (Online Shopping)
Sales	-	-	-
Cost of Sales	-	-	-
Operating Expenses	(336,327)	(16,299)	(88,790)
Net Loss	(336,327)	(16,299)	(88,790)
Total Assets	744,650	4,800	61,161

Revenue and assets by geographic regions and business segment are as follows for 2009:

	China (Mine Management)	Hong Kong (Import / Export)
Sales	-	71,169
Cost of Sales	-	(63,198)
Operating Expenses	(1,605,299)	(83,854)
Net Loss	(1,605,299)	(91,825)
Total Assets	1,085,794	4,840

18.    SUBSEQUENT EVENTS

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

On 28 February 2011, the Company received $50,000 in a private placement transaction which requires the issuance of 250,000 shares at a price of $0.20 per share.

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

Based on this evaluation, our chief executive officer and principal accounting officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2010 at the reasonable assurance level for the reasons discussed below related to identified material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be presented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective due to the material weaknesses identified below:

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company only employs two executive officers, one of which is a director, segregation of duties is not possible at this stage in the corporate lifecycle. We are planning to mitigate this risk by hiring an adequate amount of staff in the future in order to segregate incompatible duties.  We do not presently possess the necessary funds to hire such staff.  Until this time that we have adequate funds to hire additional staff, the board will be actively involved in reviewing all significant transactions which are subject to this weakness.  This weakness was identified by our auditors during the audit of the December 31, 2010 fiscal year.  This weakness has existed since inception of the Company. Management has engaged a Certified Public Accountant as a consultant to assist with the financial reporting process in an effort to mitigate some of the identified weaknesses.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under the securities laws of the United States, our directors, our executive (and certain other) officers, and any persons holding ten percent or more of our shares of common stock must report on their ownership of our shares of common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established. During the fiscal year ended December 31, 2010, based solely on a review of filings made with the SEC, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years indicated, certain information concerning the compensation of our Chief Executive Officer and each other most highly compensated executive officers of our company whose aggregate compensation exceeded $100,000 during the years ended December 31, 2010, 2009, 2008 and 2007.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION COMPENSATION	YEAR	SALARY	BONUS(3)	OTHER ANNUAL COMPENSATION	SECURITIES UNDERLYING OPTIONS /SARS (#)	LTIP PAYOUTS	ALL OTHER COMPEN- SATION
BOK WONG
Chairman,	2010	200,000	0	0	0	0	0
President,CEO	2009	200,000	0	0	0	0	0

& Treasurer(1)	2008	200,000	0	0	0	0	0
	2007	200,000	210,000	0	0	0	0

TO-HON LAM	2010	200,000	0	0	0	0	0

Director (2)	2009	200,000	0	0	0	0	0
	2008	200,000	0	0	0	0	0
	2007	200,000	210,000	0	0	0	0

(1)	Mr. Wong became the Chairman, President, CEO and Treasurer of the Company effective November 8, 2006.

(2)	Mr. Lam resigned as the Chairman, President, CEO and Treasurer of the Company effective November 8, 2006.

(3)	In 2007, the Company issued 480,000 shares for total consideration of $420,000 to two directors as a bonus.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

NAME AND PRINCIPAL POSITION	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED	# OF SHARES UNDERLYING OPTIONS AT YEAR END
BOK WONG
Chairman, President and CEO			0

TO-HON LAM
Director			0

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

There were no options granted under the Plan in fiscal years 2010 and 2009. In fiscal 2009, as a result of ceased operations at the mine, all outstanding options held by employees were cancelled.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of December 31, 2010, our authorized capitalization consisted of 150,000,000 shares of common stock, par value $0.001 per share. As of April 11, 2011, there were 32,294,419 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the shareholder.

The following table sets forth, as of December 31, 2010, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently have a balance of $347,048 owed to General Resources Company, a company whose chairman is Chris Chen. We intend to repay such loans out of proceeds from future additional funding raised by the sale of our common stock. This balance is a component of advances from shareholders as classified on the balance sheet.

We received a loan from a director of $90,000 during 2005. Interest is accrued on this loan at a rate of 2% per month.

Other than the foregoing, there have been no transactions between our company and any of our officers, directors, 10% shareholders or any other affiliates required to be reported hereunder.

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

Aggregate fees billed to our company by our principal auditor DNTW Chartered Accountants LLP for the fiscal year ended December 31, 2010 and 2009 are as follows:

	2010	2009

Audit-Related Fees	$45,000	$40,600
Tax Fees	-	-
All Other Fees	-	-

Total	$45,000	$40,600

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

ASPIRE INTERNATIONAL INC.

DATE: April 15, 2011

By:	/s/ BokWong

CEO, Principal Accounting Officer and Chairman of the Board

          In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Bok Wong	CEO, Principal Accounting Officer and Chairman of the Board	April 15, 2011

To-Hon Lam	Director	April 15, 2011

Eric Wang	Director	April 15, 2011